Form 10-Q
period 1996-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-B LP
filed 1996-08-14
CIK 859911

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

                            Yes   X   No

         The total number of pages contained in this report is 14.

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

          Southwest Royalties Institutional Income Fund X-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1996            1995
                                                ---------      ------------
                                               (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $     69,098         242,006
  Receivable from Managing
   General Partner                                119,119         104,790
                                                ---------       ---------
    Total current assets                          188,217         346,796
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 4,347,397       4,471,954
  Less accumulated depreciation,
    depletion and amortization                  2,609,091       2,518,091
                                                ---------       ---------
    Net oil and gas properties                  1,738,306       1,953,863
                                                ---------       ---------

Organization costs, net                                 -           1,966
                                                ---------       ---------
                                             $  1,926,523       2,302,625
                                                =========       =========
     Liabilities and Partners' Equity

Current liability - Distributions payable    $         85               8
                                                ---------       ---------

Partners' equity:
  General partners                                 (2,814)         18,247
  Limited partners                              1,929,252       2,284,370
                                                ---------       ---------
    Total partners' equity                      1,926,438       2,302,617
                                                ---------       ---------
                                             $  1,926,523       2,302,625
                                                =========       =========

          Southwest Royalties Institutional Income Fund X-B, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1996       1995      1996       1995

     Revenues

Income from net profits
 interests                    $   132,447    140,137    280,938    328,881
Interest                            1,586        684      3,425      1,144
                                  -------    -------    -------    -------
                                  134,033    140,821    284,363    330,025
                                  -------    -------    -------    -------

     Expenses

General and administrative         17,981     18,069     44,963     46,656
Depreciation, depletion and
  amortization                     47,000     72,250     92,965    150,500
                                  -------    -------    -------    -------
                                   64,981     90,319    137,928    197,156
                                  -------    -------    -------    -------
Net income                    $    69,052     50,502    146,435    132,869
                                  =======    =======    =======    =======
Net income allocated to:

  Managing General Partner    $    10,445     11,048     21,546     25,503
                                  =======    =======    =======    =======
  General Partner             $     1,161      1,228      2,394      2,834
                                  =======    =======    =======    =======
  Limited Partners            $    57,446     38,226    122,495    104,532
                                  =======    =======    =======    =======
    Per limited partner
     unit                     $      5.14       3.42      10.96       9.35
                                  =======    =======    =======    =======

          Southwest Royalties Institutional Income Fund X-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from income from net
    profits interests                               $   266,518    309,415
  Cash paid to suppliers                                (44,963)   (46,876)
  Interest received                                       3,425      1,144
                                                        -------    -------
    Net cash provided by operating
      activities                                        224,980    263,683
                                                        -------    -------
Cash flows provided by investing activities:

  Cash received from sale of oil
    and gas property interest                           124,648          1
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                            (522,536)  (250,024)
                                                        -------    -------
Net increase (decrease) in cash and
 cash equivalents                                      (172,908)    13,660

  Beginning of period                                   242,006     21,571
                                                        -------    -------
  End of period                                     $    69,098     35,231
                                                        =======    =======

                                                                (continued)

          Southwest Royalties Institutional Income Fund X-B, L.P.

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Reconciliation of net income to
  net cash provided by operating
  activities:

Net income                                          $   146,435    132,869

Adjustments to reconcile net income
  to net cash provided by operating
  activities:

    Depreciation, depletion and
     amortization                                        92,965    150,500
    Increase in receivables                             (14,420)   (19,466)
    Decrease in payables                                      -       (220)
                                                        -------    -------
Net cash provided by operating
  activities                                        $   224,980    263,683
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

Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farmout arrangements, sales of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to fluctuate in later years based on these factors.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended June 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.66     17.36        19%
Average price per mcf of gas             $    2.07      1.38        50%
Oil production in barrels                   14,900    19,500       (24%)
Gas production in mcf                       35,700    37,900        (6%)
Income from net profits interests        $ 132,447   140,137        (5%)
Partnership distributions                $ 250,561   118,000       112%
Limited partner distributions            $ 225,561   106,200       112%
Per unit distribution to limited
 partners                                $   20.17      9.50       112%
Number of limited partner units             11,181    11,181


Revenues

The Partnership's income from net profits interests decreased to $132,447 from $140,137 for the quarters ended June 30, 1996 and 1995, respectively, a decrease of 5%. The principal factors affecting the comparison of the quarters ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995 by 19%, or $3.30 per barrel, resulting in an increase of approximately $64,400 in income from net profits interests. Oil sales represented 81% of total oil and gas sales during the quarter ended June 30, 1996 as compared to 87% during the quarter ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 50%, or $.69 per mcf, resulting in an increase of approximately $26,200 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $90,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,600 barrels or 24% during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995, resulting in a decrease of approximately $95,000 in income from net profits interests.

    Gas production decreased approximately 2,200 mcf or 6% during the same period, resulting in a decrease of approximately $4,600 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $99,600. The decrease is primarily a result of property sales.

3. Lease operating costs and production taxes were less than 1% lower, or approximately $1,100 less during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

Costs and Expenses

Total costs and expenses decreased to $64,981 from $90,319 for the quarters ended June 30, 1996 and 1995, respectively, a decrease of 28%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased less than 1% or approximately $100 during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

2. Depletion expense decreased to $47,000 for the quarter ended June 30, 1996 from $70,000 for the same period in 1995. This represents a decrease of 33%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    Three factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995, the increase in property sales and the decrease in oil and gas revenues.

B.  General Comparison of the Six Month Periods Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1996 and 1995:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   19.31     16.97        14%
Average price per mcf of gas             $    2.03      1.48        37%
Oil production in barrels                   30,500    40,300       (24%)
Gas production in mcf                       71,200    88,800       (20%)
Income from net profits interests        $ 280,938   328,881       (15%)
Partnership distributions                $ 522,613   250,000       109%
Limited partner distributions            $ 477,613   225,000       112%
Per unit distribution to limited
 partners                                $   42.72     20.12       112%
Number of limited partner units             11,181    11,181

Revenues

The Partnership's income from net profits interests decreased to $280,938 from $328,881 for the six months ended June 30, 1996 and 1995, respectively, a decrease of 15%. The principal factors affecting the comparison of the six months ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 by 14%, or $2.34 per barrel, resulting in an increase of approximately $94,300 in income from net profits interests. Oil sales represented 80% of total oil and gas sales during the six months ended June 30, 1996 as compared to 84% during the six months ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 37%, or $.55 per mcf, resulting in an increase of approximately $48,800 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $143,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 9,800 barrels or 24% during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, resulting in a decrease of approximately $189,200 in income from net profits interests.

    Gas production decreased approximately 17,600 mcf or 20% during the same period, resulting in a decrease of approximately $35,700 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $224,900. The decrease is primarily a result of property sales.

3. Lease operating costs and production taxes were 7% lower, or approximately $32,800 less during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

Costs and Expenses

Total costs and expenses decreased to $137,928 from $197,156 for the six months ended June 30, 1996 and 1995, respectively, a decrease of 30%. The decrease is the result of a decrease in general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $1,700 during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

2. Depletion expense decreased to $91,000 for the six months ended June 30, 1996 from $146,000 for the same period in 1995. This represents a decrease of 38%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    Three factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995, the increase in property sales and the decrease in oil and gas revenue.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $225,000 in the six months ended June 30, 1996 as compared to approximately $263,700 in the six months ended June 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $124,600 in the six months ended June 30, 1996 as compared to $1 in the six months ended June 30, 1995. The principle source of the 1996 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $522,500 in the six months ended June 30, 1996 as compared to approximately $250,000 in the six months ended June 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1996 were $522,613 of which $477,613 was distributed to the limited partners and $45,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $42.72. Total distributions during the six months ended June 30, 1995 were $250,000 of which $225,000 was distributed to the limited partners and $25,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1995 was $20.12.

The sources for the 1996 distributions of $522,613 were oil and gas operations of approximately $225,000 and sale of oil and gas properties of approximately $124,600, with the balance from available cash on hand at the beginning of the period. The sources for the 1995 distributions of $250,000 were oil and gas operations of approximately $263,700 and sale of oil and gas properties of $1, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $3,542,971 have been made to the partners. As of June 30, 1996, $3,232,358 or $289.09 per limited partner unit has been distributed to the limited partners, representing a 58% return of the capital contributed.

As of June 30, 1996, the Partnership had approximately $188,100 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

                                 SOUTHWEST ROYALTIES INSTITUTIONAL
                                 INCOME FUND X-B, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: August 12, 1996