Form 10-Q
period 1996-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-B LP
filed 1996-11-13
CIK 859911

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

          Southwest Royalties Institutional Income Fund X-B, L.P.

                              Balance Sheets


                                               September 30,   December 31,
                                                   1996            1995
                                               -------------   ------------
                                                (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $     27,951         242,006
  Receivable from Managing
   General Partner                                108,364         104,790
                                                ---------       ---------
    Total current assets                          136,315         346,796
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 4,347,397       4,471,954
  Less accumulated depreciation,
   depletion and amortization                   2,654,091       2,518,091
                                                ---------       ---------
    Net oil and gas properties                  1,693,306       1,953,863
                                                ---------       ---------

Organization costs, net                               -             1,966
                                                ---------       ---------
                                             $  1,829,621       2,302,625
                                                =========       =========
     Liabilities and Partners' Equity

Current liability - Distributions payable    $         39               8
                                                ---------       ---------

Partners' equity:
  General partners                                 (7,999)         18,247
  Limited partners                              1,837,581       2,284,370
                                                ---------       ---------
    Total partners' equity                      1,829,582       2,302,617
                                                ---------       ---------
                                             $  1,829,621       2,302,625
                                                =========       =========

          Southwest Royalties Institutional Income Fund X-B, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                   1996       1995      1996       1995

     Revenues

Income from net profits
 interests                    $   115,734    122,412    396,672    451,294
Interest                              602        615      4,027      1,759
                                  -------    -------    -------    -------
                                  116,336    123,027    400,699    453,053
                                  -------    -------    -------    -------

     Expenses

General and administrative         18,192     17,888     63,155     64,545
Depreciation, depletion and
 amortization                      45,000     69,250    137,966    219,750
                                  -------    -------    -------    -------
                                   63,192     87,138    201,121    284,295
                                  -------    -------    -------    -------
Net income                    $    53,144     35,889    199,578    168,758
                                  =======    =======    =======    =======
Net income allocated to:

  Managing General Partner    $     8,833      9,463     30,379     34,966
                                  =======    =======    =======    =======
  General Partner             $       981      1,051      3,375      3,885
                                  =======    =======    =======    =======
  Limited Partners            $    43,330     25,375    165,824    129,907
                                  =======    =======    =======    =======
    Per limited partner
     unit                     $      3.88       2.27      14.83      11.62
                                  =======    =======    =======    =======

          Southwest Royalties Institutional Income Fund X-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from income from net
   profits interests                                $   393,007    475,887
  Cash paid to suppliers                                (63,155)   (65,196)
  Interest received                                       4,027      1,759
                                                        -------    -------
    Net cash provided by operating
     activities                                         333,879    412,450
                                                        -------    -------
Cash flows provided by investing activities:

  Cash received from sale of oil
   and gas property interest                            124,648          1
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                            (672,582)  (379,024)
                                                        -------    -------
Net increase (decrease) in cash and
 cash equivalents                                      (214,055)    33,427

  Beginning of period                                   242,006     21,571
                                                        -------    -------
  End of period                                     $    27,951     54,998
                                                        =======    =======

                                                                (continued)

          Southwest Royalties Institutional Income Fund X-B, L.P.

                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Reconciliation of net income to
 net cash provided by operating
  activities:

Net income                                          $   199,578    168,758

Adjustments to reconcile net income
 to net cash provided by operating
  activities:

    Depreciation, depletion and
     amortization                                       137,966    219,750
    (Increase) decrease in receivables                   (3,665)    24,593
    Decrease in payables                                      -       (651)
                                                        -------    -------
Net cash provided by operating
 activities                                         $   333,879    412,450
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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended September 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.45     15.98        28%
Average price per mcf of gas             $    2.11      1.49        42%
Oil production in barrels                   14,000    19,400       (28%)
Gas production in mcf                       34,000    44,700       (24%)
Income from net profits interests        $ 115,734   122,412        (5%)
Partnership distributions                $ 150,000   129,000        16%
Limited partner distributions            $ 135,000   116,100        16%
Per unit distribution to limited
 partners                                $   12.07     10.38        16%
Number of limited partner units             11,181    11,181


Revenues

The Partnership's income from net profits interests decreased to $115,734 from $122,412 for the quarters ended September 30, 1996 and 1995, respectively, a decrease of 5%. The principal factors affecting the comparison of the quarters ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 by 28%, or $4.47 per barrel, resulting in an increase of approximately $86,700 in income from net profits interests. Oil sales represented 80% of total oil and gas sales during the quarter ended September 30, 1996 as compared to 82% during the quarter ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 42%, or $.62 per mcf, resulting in an increase of approximately $27,700 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $114,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 5,400 barrels or 28% during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995, resulting in a decrease of approximately $110,400 in income from net profits interests.

    Gas production decreased approximately 10,700 mcf or 24% during the same period, resulting in a decrease of approximately $22,600 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $133,000. The decrease is primarily attributable to property sales.

3. Lease operating costs and production taxes were 5% lower, or approximately $12,500 less during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

Costs and Expenses

Total costs and expenses decreased to $63,192 from $87,138 for the quarters ended September 30, 1996 and 1995, respectively, a decrease of 27%. The decrease is the result of lower depletion expense, offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 2% or approximately $300 during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

2. Depletion expense decreased to $45,000 for the quarter ended September 30, 1996 from $67,000 for the same period in 1995. This represents a decrease of 33%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Three factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995, the increase in property sales and the decrease in oil and gas revenues.

B.  General Comparison of the Nine Month Periods Ended September 30, 1996 and
    1995

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1996 and 1995:


                                                Nine Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   19.67     16.65        18%
Average price per mcf of gas             $    2.09      1.48        41%
Oil production in barrels                   44,500    59,700       (25%)
Gas production in mcf                      103,600   133,500       (22%)
Income from net profits interests        $ 396,672   451,294       (12%)
Partnership distributions                $ 672,613   379,000        77%
Limited partner distributions            $ 612,613   341,100        80%
Per unit distribution to limited
 partners                                $   54.79     30.51        80%
Number of limited partner units             11,181    11,181

Revenues

The Partnership's income from net profits interests decreased to $396,672 from $451,294 for the nine months ended September 30, 1996 and 1995, respectively, a decrease of 12%. The principal factors affecting the comparison of the nine months ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 by 18%, or $3.02 per barrel, resulting in an increase of approximately $180,300 in income from net profits interests. Oil sales represented 80% of total oil and gas sales during the nine months ended September 30, 1996 as compared to 83% during the nine months ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 41%, or $.61 per mcf, resulting in an increase of approximately $81,400 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $261,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 15,200 barrels or 25% during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, resulting in a decrease of approximately $299,000 in income from net profits interests.

    Gas production decreased approximately 29,900 mcf or 22% during the same period, resulting in a decrease of approximately $62,500 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $361,500. The decrease is primarily attributable to property sales.

3. Lease operating costs and production taxes were 6% lower, or approximately $45,400 less during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

Costs and Expenses

Total costs and expenses decreased to $201,121 from $284,295 for the nine months ended September 30, 1996 and 1995, respectively, a decrease of 29%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $1,400 during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

2. Depletion expense decreased to $136,000 for the nine months ended September 30, 1996 from $213,000 for the same period in 1995. This represents a decrease of 36%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Three factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995, the increase in property sales and the decrease in oil and gas reserves.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $333,900 in the nine months ended September 30, 1996 as compared to approximately $412,500 in the nine months ended September 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $124,600 in the nine months ended September 30, 1996 as compared to approximately $1 in the nine months ended September 30, 1995. The principle source of the 1996 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $672,600 in the nine months ended September 30, 1996 as compared to approximately $379,000 in the nine months ended September 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1996 were $672,613 of which $612,613 was distributed to the limited partners and $60,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $54.79. Total distributions during the nine months ended September 30, 1995 were $379,000 of which $341,100 was distributed to the limited partners and $37,900 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1995 was $30.51.

The sources for the 1996 distributions of $672,613 were oil and gas operations of approximately $333,900 and the sale of oil and gas properties of approximately $124,600, with the balance from available cash on hand at the beginning of the period. The source for the 1995 distributions of $379,000 was oil and gas operations of approximately $412,500, resulting in excess cash for contingencies and subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $3,692,971 have been made to the partners. As of September 30, 1996, $3,367,358 or $301.17 per limited partner unit has been distributed to the limited partners, representing a 60% return of the capital contributed.

As of September 30, 1996, the Partnership had approximately $136,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Financial Data Schedule
          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

                                 SOUTHWEST ROYALTIES INSTITUTIONAL
                                 INCOME FUND X-B, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: November 15, 1996