Form 10-Q
period 1997-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-B LP
filed 1997-05-13
CIK 859911

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three month period ended
March 31, 1997 are not necessarily indicative of the results that may be expected for the full year.

          Southwest Royalties Institutional Income Fund X-B, L.P.

                              Balance Sheets


                                                 March 31,     December 31,
                                                   1997            1996
                                                 ---------     ------------
                                                (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $     87,299         16,680
 Receivable from Managing General Partner           91,616        137,799
 Other receivable                                     -           100,000
                                                 ---------      ---------
    Total current assets                           178,915        254,479
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  4,244,847      4,244,847
  Less accumulated depreciation,
   depletion and amortization                    2,689,091      2,655,091
                                                 ---------      ---------
    Net oil and gas properties                   1,555,756      1,589,756
                                                 ---------      ---------
                                              $  1,734,671      1,844,235
                                                 =========      =========

  Liabilities and Partners' Equity

Current liability - Accounts payable          $      5,450            -
                                                 ---------      ---------
Partners' equity:
 General partners                                  (10,929)        (6,433)
 Limited partners                                1,740,150      1,850,668
                                                 ---------      ---------
    Total partners' equity                       1,729,221      1,844,235
                                                 ---------      ---------
                                              $  1,734,671      1,844,235
                                                 =========      =========

          Southwest Royalties Institutional Income Fund X-B, L.P.

                         Statements of Operations
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

    Revenues

Income from net profits interests                   $   178,421    148,491
Interest                                                    597      1,839
                                                        -------    -------
                                                        179,018    150,330
                                                        -------    -------
    Expenses

General and administrative                               25,974     26,983
Depreciation, depletion and amortization                 34,000     45,966
                                                        -------    -------
                                                         59,974     72,949
                                                        -------    -------
Net income                                          $   119,044     77,381
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $    13,774     11,101
                                                        =======    =======
 General partner                                    $     1,530      1,233
                                                        =======    =======
 Limited partners                                   $   103,740     65,047
                                                        =======    =======
  Per limited partner unit                          $      9.28       5.82
                                                        =======    =======

          Southwest Royalties Institutional Income Fund X-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Cash flows from operating activities:

 Cash received from net profits interests           $   224,604    144,998
 Cash paid to suppliers                                 (20,524)   (20,183)
 Interest received                                          597      1,839
                                                       --------   --------
  Net cash provided by operating activities             204,677    126,654
                                                       --------   --------
Cash flows provided by investing activities:

 Sale of oil and gas properties                         100,000    107,416
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                             (234,058)  (272,060)
                                                       --------   --------
Net increase (decrease) in cash and cash
 equivalents                                             70,619    (37,990)

 Beginning of period                                     16,680    242,006
                                                       --------   --------
 End of period                                      $    87,299    204,016
                                                       ========   ========

                                                                (continued)

          Southwest Royalties Institutional Income Fund X-B, L.P.

                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   119,044     77,381

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               34,000     45,966
  Decrease (increase) in receivables                     46,183     (3,493)
  Increase in payables                                    5,450      6,800
                                                        -------    -------
Net cash provided by operating activities           $   204,677    126,654
                                                        =======    =======

Supplemental schedule of noncash investing and financing activities:

  Sale of oil and gas properties included
   in receivables                                   $       -           26

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended March 31, 1997 and 1996:

                                               Three Months
                                                  Ended         Percentage
                                                 March 31,       Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   21.71     18.03      20%
Average price per mcf of gas              $    2.48      1.85      34%
Oil production in barrels                    13,600    15,700     (13%)
Gas production in mcf                        27,700    38,200     (27%)
Income from net profits interests         $ 178,421   148,491      20%
Partnership distributions                 $ 234,058   272,052     (14%)
Limited partner distributions             $ 214,258   252,052     (15%)
Per unit distribution to limited
 partners                                 $   19.16     22.54     (15%)
Number of limited partner units              11,181    11,181

Revenues

The Partnership's income from net profits interests increased to $178,421 from $148,491 for the quarters ended March 31, 1997 and 1996, respectively, an increase of 20%. The principal factors affecting the comparison of the quarters ended March 31, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 by 20%, or $3.68 per barrel, resulting in an increase of approximately $57,800 in income from net profits interests. Oil sales represented 81% of total oil and gas sales during the quarter ended March 31, 1997 as compared to 80% during the quarter ended March 31, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 34%, or $.63 per mcf, resulting in an increase of approximately $24,100 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $81,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,100 barrels or 13% during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996, resulting in a decrease of approximately $45,600 in income from net profits interests.

    Gas production decreased approximately 10,500 mcf or 27% during the same period, resulting in a decrease of approximately $26,000 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $71,600. The decrease is primarily a result of property sales during 1996. Also contributing to the production decline is the natural decline of oil and gas production. Since the Partnership does not drill or purchase oil and gas properties, it is normal to expect production to continue to decline over the remaining life of the wells.

3. Lease operating costs and production taxes were 9% lower, or approximately $19,000 less during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

Costs and Expenses

Total costs and expenses decreased to $59,974 from $72,949 for the quarters ended March 31, 1997 and 1996, respectively, a decrease of 18%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $1,000 during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

2. Depletion expense decreased to $34,000 for the quarter ended March 31, 1997 from $44,000 for the same period in 1996. This represents a decrease of 23%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were property sales and the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $204,700 in the quarter ended March 31, 1997 as compared to approximately $126,700 in the quarter ended March 31, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $100,000 in the quarter ended March 31, 1997 as compared to approximately $107,400 in the quarter ended March 31, 1996. The principle source of the 1997 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $234,100 in the quarter ended March 31, 1997 as compared to approximately $272,100 in the quarter ended March 31, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1997 were $234,058 of which $214,258 was distributed to the limited partners and $19,800 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1997 was $19.16. Total distributions during the quarter ended March 31, 1996 were $272,052 of which $252,052 was distributed to the limited partners and $20,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1996 was $22.54.

The sources for the 1997 distributions of $234,058 were oil and gas operations of approximately $204,700 and the sale of oil and gas properties of approximately $100,000, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1996 distributions of $272,052 were oil and gas operations of approximately $126,700 and the sale of oil and gas properties of approximately $107,400, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $4,101,029 have been made to the partners. As of March 31, 1997, $3,738,216 or $334.34 per limited partner unit has been distributed to the limited partners, representing a 67% return of the capital contributed.

As of March 31, 1997, the Partnership had approximately $173,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

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


Date:  May 15, 1997