Form 10-Q
period 1997-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-B LP
filed 1997-08-15
CIK 859911

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

          Southwest Royalties Institutional Income Fund X-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1997            1996
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $     11,923          16,680
 Receivable from Managing General Partner          73,157         137,799
 Other receivable                                       -         100,000
                                                ---------       ---------
    Total current assets                           85,080         254,479
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 4,244,847       4,244,847
  Less accumulated depreciation,
   depletion and amortization                   2,716,091       2,655,091
                                                ---------       ---------
    Net oil and gas properties                  1,528,756       1,589,756
                                                ---------       ---------
                                             $  1,613,836       1,844,235
                                                =========       =========

  Liabilities and Partners' Equity

Current liabilities:
 Accounts payable                            $        360               -
 Distributions payable                                 22               -
                                                ---------       ---------
    Total current liabilities                         382               -
                                                ---------       ---------
Partners' equity:
 General partners                                 (19,805)         (6,433)
 Limited partners                               1,633,259       1,850,668
                                                ---------       ---------
    Total partners' equity                      1,613,454       1,844,235
                                                ---------       ---------
                                             $  1,613,836       1,844,235
                                                =========       =========

          Southwest Royalties Institutional Income Fund X-B, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1997       1996      1997       1996

  Revenues

Income from net profits
 interests                    $   109,405    132,447    287,826    280,938
Interest                              587      1,586      1,183      3,425
                                  -------    -------    -------    -------
                                  109,992    134,033    289,009    284,363
                                  -------    -------    -------    -------

  Expenses

General and administrative         18,758     17,981     44,732     44,963
Depreciation, depletion and
 amortization                      27,000     47,000     61,000     92,965
                                  -------    -------    -------    -------
                                   45,758     64,981    105,732    137,928
                                  -------    -------    -------    -------
Net income                    $    64,234     69,052    183,277    146,435
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     8,211     10,445     21,985     21,546
                                  =======    =======    =======    =======
 General Partner              $       912      1,161      2,443      2,394
                                  =======    =======    =======    =======
 Limited partners             $    55,111     57,446    158,849    122,495
                                  =======    =======    =======    =======
  Per limited partner unit    $      4.93       5.14      14.21      10.96
                                  =======    =======    =======    =======

          Southwest Royalties Institutional Income Fund X-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996

Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $   352,468    266,518
 Cash paid to suppliers                                 (44,372)   (44,963)
 Interest received                                        1,183      3,425
                                                        -------   --------
  Net cash provided by operating activities             309,279    224,980
                                                        -------   --------
Cash flows provided by investing activities:

 Cash received from sale of oil and gas
  property interest                                     100,000    124,648
                                                        -------   --------
Cash flows used in financing activities:

 Distributions to partners                             (414,036)  (522,536)
                                                        -------   --------
Net decrease in cash and cash equivalents                (4,757)  (172,908)

 Beginning of period                                     16,680    242,006
                                                        -------   --------
 End of period                                      $    11,923     69,098
                                                        =======   ========

                                                                (continued)

          Southwest Royalties Institutional Income Fund X-B, L.P.

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   183,277    146,435

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               61,000     92,965
  (Increase) decrease in receivables                     64,642    (14,420)
  Increase in payables                                      360          -
                                                        -------    -------
Net cash provided by operating activities           $   309,279    224,980
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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended June 30, 1997 and 1996:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   17.46     20.66       (15%)
Average price per mcf of gas             $    2.14      2.07         3%
Oil production in barrels                   13,200    14,900       (11%)
Gas production in mcf                       30,300    35,700       (15%)
Income from net profits interests        $ 109,405   132,447       (17%)
Partnership distributions                $ 180,000   250,561       (28%)
Limited partner distributions            $ 162,000   225,561       (28%)
Per unit distribution to limited
 partners                                $   14.49     20.17       (28%)
Number of limited partner units             11,181    11,181

Revenues

The Partnership's income from net profits interests decreased to $109,405 from $132,447 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 17%. The principal factors affecting the comparison of the quarters ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996 by 15%, or $3.20 per barrel, resulting in a decrease of approximately $47,700 in income from net profits interests. Oil sales represented 78% of total oil and gas sales during the quarter ended June 30, 1997 as compared to 81% during the quarter ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 3%, or $.07 per mcf, resulting in an increase of approximately $2,500 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $45,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,700 barrels or 11% during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996, resulting in a decrease of approximately $29,700 in income from net profits interests.

    Gas production decreased approximately 5,400 mcf or 15% during the same period, resulting in a decrease of approximately $11,600 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $41,300. The decrease is primarily a result of property sales during 1996 and the loss of gas production on one well. Also contributing to the production decline is the natural decline of oil and gas production. Since the Partnership does not drill or purchase oil and gas properties, it is normal to expect production to continue to decline over the remaining life of the wells.

3. Lease operating costs and production taxes were 25% lower, or approximately $62,600 less during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996. The decrease is primarily a result of workover costs incurred in 1996 as compared to 1997.

Costs and Expenses

Total costs and expenses decreased to $45,758 from $64,981 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 30%. The decrease is primarily the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 4% or approximately $800 during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996.

2. Depletion expense decreased to $27,000 for the quarter ended June 30, 1997 from $47,000 for the same period in 1996. This represents a decrease of 43%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1997 as compared to 1996, property sales and the decline in oil and gas revenues.

B.  General Comparison of the Six Month Periods Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1997 and 1996:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   19.69     19.31         2%
Average price per mcf of gas             $    2.25      2.03        11%
Oil production in barrels                   26,700    30,500       (12%)
Gas production in mcf                       59,300    71,200       (17%)
Income from net profits interests        $ 287,826   280,938         2%
Partnership distributions                $ 414,058   522,613       (21%)
Limited partner distributions            $ 376,258   477,613       (21%)
Per unit distribution to limited
 partners                                $   33.65     42.72       (21%)
Number of limited partner units             11,181    11,181

Revenues

The Partnership's income from net profits interests increased to $287,826 from $280,938 for the six months ended June 30, 1997 and 1996, respectively, an increase of 2%. The principal factors affecting the comparison of the six months ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 by 2%, or $.38 per barrel, resulting in an increase of approximately $11,600 in income from net profits interests. Oil sales represented 80% of total oil and gas sales during the six months ended June 30, 1997 and 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 11%, or $.22 per mcf, resulting in an increase of approximately $15,700 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $27,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,800 barrels or 12% during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, resulting in a decrease of approximately $74,800 in income from net profits interests.

    Gas production decreased approximately 11,900 mcf or 17% during the same period, resulting in a decrease of approximately $26,800 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $101,600. The decrease is primarily a result of property sales during 1996 and the loss of gas production on one well. Also contributing to the production decline is the natural decline of oil and gas production. Since the Partnership does not drill or purchase oil and gas properties, it is normal to expect production to continue to decline over the remaining life of the wells.

3. Lease operating costs and production taxes were 18% lower, or approximately $81,700 less during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease is primarily a result of workover costs incurred in 1996 as compared to 1997.

Costs and Expenses

Total costs and expenses decreased to $105,732 from $137,928 for the six months ended June 30, 1997 and 1996, respectively, a decrease of 23%. The decrease is primarily the result of a decrease in general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $200 during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

2. Depletion expense decreased to $61,000 for the six months ended June 30, 1997 from $91,000 for the same period in 1996. This represents a decrease of 33%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1997 as compared to 1996, property sales and the decline in oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $309,300 in the six months ended June 30, 1997 as compared to approximately $225,000 in the six months ended June 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were $100,000 in the six months ended June 30, 1997 as compared to approximately $124,600 in the six months ended June 30, 1996. The principle source of the 1997 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $414,000 in the six months ended June 30, 1997 as compared to approximately $522,500 in the six months ended June 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1997 were $414,058 of which $376,258 was distributed to the limited partners and $37,800 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $33.65. Total distributions during the six months ended June 30, 1996 were $522,613 of which $477,613 was distributed to the limited partners and $45,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $42.72.

The sources for the 1997 distributions of $414,058 were oil and gas operations of approximately $309,300 and sale of oil and gas properties of $100,000, with the balance from available cash on hand at the beginning of the period. The sources for the 1996 distributions of $522,613 were oil and gas operations of approximately $225,000 and sale of oil and gas properties of approximately $124,600, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $4,281,029 have been made to the partners. As of June 30, 1997, $3,900,216 or $348.83 per limited partner unit has been distributed to the limited partners, representing a 70% return of the capital contributed.

As of June 30, 1997, the Partnership had approximately $84,700 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

               On June 12, 1997, the Partnership filed Form 8-K and on June 24, 1997, the Partnership filed Form 8-K Amended, with respect to Item 4, Changes in Registrant's Certifying Accountant.

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

Date: August 15, 1997