Form 10-Q
period 1997-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-B LP
filed 1997-11-14
CIK 859911

Page 11 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

Commission file number 0-19601

          SOUTWEST ROYALTIES INSTITUTIONAL 1990-91 INCOME PROGRAM
          Southwest Royalties Institutional Income Fund X-B, L.P.
                  (Exact name of registrant as specified
                   in its limited partnership agreement)

Delaware                                          75-2332174
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

                       407 N. Big Spring, Suite 300
                  _________Midland, Texas 79701_________
                 (Address of principal executive offices)

                      ________(915) 686-9927________
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes __X__ No _____

         The total number of pages contained in this report is 14.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

          Southwest Royalties Institutional Income Fund X-B, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1997           1996
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   11,713         16,680
 Receivable from Managing General Partner          64,602        137,799
Other receivable                                        -        100,000
                                                ---------      ---------
     Total current assets                          76,315        254,479
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 4,244,847      4,244,847
  Less accumulated depreciation,
   depletion and amortization                   2,744,091      2,655,091
                                                ---------      ---------
     Net oil and gas properties                 1,500,756      1,589,756
                                                ---------      ---------
                                               $1,577,071      1,844,235
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $       17              -
                                                ---------      ---------
Partners' equity
 General partners                                (20,645)        (6,433)
 Limited partners                               1,597,699      1,850,668
                                                ---------      ---------
     Total partners' equity                     1,577,054      1,844,235
                                                ---------      ---------
                                               $1,577,071      1,844,235
                                                =========      =========

          Southwest Royalties Institutional Income Fund X-B, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1997      1996        1997      1996

Revenues

Income from net profits
 interests                   $    87,214   115,734     375,041   396,672
Interest                             309       602       1,492     4,027
                                  ------   -------     -------   -------
                                  87,523   116,336     376,533   400,699
                                  ------   -------     -------   -------
Expenses

General and administrative        17,924    18,192      62,656    63,155
Depreciation, depletion and
 amortization                     28,000    45,000      89,000   137,966
                                  ------   -------     -------   -------
                                  45,924    63,192     151,656   201,121
                                  ------   -------     -------   -------
Net income                   $    41,599    53,144     224,877   199,578
                                  ======   =======     =======   =======



Net income allocated to:

 Managing General Partner    $     6,264     8,833      28,249    30,379
                                  ======   =======     =======   =======
 General Partner             $       696       981       3,139     3,375
                                  ======   =======     =======   =======
 Limited Partners            $    34,639    43,330     193,489   165,824
                                  ======   =======     =======   =======
  Per limited partner unit   $      3.10      3.88       17.31     14.83
                                  ======   =======     =======   =======

          Southwest Royalties Institutional Income Fund X-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                         September 30,
                                                        1997       1996
 Cash flows from operating activities

 Cash received from income from net
  profits interests                                $  448,238    393,007
 Cash paid to suppliers                              (62,656)   (63,155)
 Interest received                                      1,492      4,027
                                                    ---------    -------

  Net cash provided by operating activities           387,074    333,879
                                                    ---------    -------
Cash flows provided by investing activities

 Cash received from sale of oil and gas
  property interest                                   100,000    124,648
                                                    ---------    -------
Cash flows used in financing activities

 Distributions to partners                          (492,041)  (672,582)
                                                    ---------    -------
Net decrease in cash and cash equivalents             (4,967)  (214,055)

 Beginning of period                                   16,680    242,006
                                                    ---------    -------
 End of period                                     $   11,713     27,951
=========                                          =======

                                                             (continued)

          Southwest Royalties Institutional Income Fund X-B, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996

Reconciliation of net income to net cash provided by operating activities

Net income                                         $  224,877    199,578

Adjustments to reconcile net income to net cash provided by operating activities

 Depreciation, depletion and amortization              89,000    137,966
 (Increase) decrease in receivables                    73,197    (3,665)
                                                    ---------    -------
Net cash provided by operating activities          $  387,074    333,879
                                                    =========    =======

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended September 30, 1997 and 1996:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   17.79     20.45    (13%)
Average price per mcf of gas               $    1.99      2.11     (6%)
Oil production in barrels                     13,000    14,000     (7%)
Gas production in mcf                         30,900    34,000     (9%)
Income from net profits interests          $  87,214   115,734    (25%)
Partnership distributions                  $  78,000   150,000    (48%)
Limited partner distributions              $  70,200   135,000    (48%)
Per unit distribution to limited partners  $    6.28     12.07    (48%)
Number of limited partner units               11,181    11,181

Revenues

The Partnership's income from net profits interests decreased to $87,214 from $115,734 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 25%. The principal factors affecting the comparison of the quarters ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 by 13%, or $2.66 per barrel, resulting in a decrease of approximately $37,200 in income from net profits interests. Oil sales represented 79% of total oil and gas sales during the quarter ended September 30, 1997 as compared to 80% during the quarter ended September 30, 1996.

     The average price for an mcf of gas received by the Partnership decreased during the same period by 6%, or $.12 per mcf, resulting in a decrease of approximately $4,100 in income from net profits interests.

     The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $41,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,000 barrels or 7% during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996, resulting in a decrease of approximately $17,800 in income from net profits interests.

    Gas production decreased approximately 3,100 mcf or 9% during the same period, resulting in a decrease of approximately $6,200 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $24,000.

3. Lease operating costs and production taxes were 15% lower, or approximately $36,300 less during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996. The decrease is primarily a result of workover costs incurred in 1996 as compared to 1997.

Costs and Expenses

Total costs and expenses decreased to $45,924 from $63,192 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 27%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $300 during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996.

2. Depletion expense decreased to $28,000 for the quarter ended September 30, 1997 from $45,000 for the same period in 1996. This represents a decrease of 38%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996, property sales and the decline in gross oil and gas revenues.

B.   General Comparison of the Nine Month Periods Ended September 30,  1997
and 1996

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1997 and 1996:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   19.07     19.67     (3%)
Average price per mcf of gas               $    2.16      2.09       3%
Oil production in barrels                     39,700    44,500    (11%)
Gas production in mcf                         90,200   103,600    (13%)
Income from net profits interests          $ 375,041   396,672     (5%)
Partnership distributions                  $ 492,058   672,613    (27%)
Limited partner distributions              $ 446,458   612,613    (27%)
Per unit distribution to limited partners  $   39.93     54.79    (27%)
Number of limited partner units               11,181    11,181

Revenues

The Partnership's income from net profits interests decreased to $375,041 from $396,672 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 5%. The principal factors affecting the comparison of the nine months ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 by 3%, or $.60 per barrel, resulting in a decrease of approximately $26,700 in income from net profits interests. Oil sales represented 80% of total oil and gas sales during the nine months ended September 30, 1997 and 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 3%, or $.07 per mcf, resulting in an increase of approximately $7,300 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $19,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,800 barrels or 11% during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, resulting in a decrease of approximately $91,500 in income from net profits interests.

    Gas production decreased approximately 13,400 mcf or 13% during the same period, resulting in a decrease of approximately $28,900 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $120,400. The decrease is primarily a result of property sales during 1996 and the loss of gas production on one well. Also contributing to the production decline is the natural decline of oil and gas production. Since the Partnership does not drill or purchase oil and gas properties, it is normal to expect production to continue to decline over the remaining life of the wells.

3. Lease operating costs and production taxes were 17% lower, or approximately $118,000 less during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease is primarily a result of workover costs incurred in 1996 as compared to 1997.

Costs and Expenses

Total costs and expenses decreased to $151,656 from $201,121 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 25%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $500 during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

2. Depletion expense decreased to $89,000 for the nine months ended September 30, 1997 from $136,000 for the same period in 1996. This represents a decrease of 35%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996, property sales and the decline in gross oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $387,100 in the nine months ended September 30, 1997 as compared to approximately $333,900 in the nine months ended September 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $100,000 in the nine months ended September 30, 1997 as compared to approximately $124,600 in the nine months ended September 30, 1996. The principle source of the 1997 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $492,000 in the nine months ended September 30, 1997 as compared to approximately $672,600 in the nine months ended September 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1997 were $492,058 of which $446,458 was distributed to the limited partners and $45,600 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $39.93. Total distributions during the nine months ended September 30, 1996 were $672,613 of which $612,613 was distributed to the limited partners and $60,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $54.79.

The sources for the 1997 distributions of $492,058 were oil and gas operations of approximately $387,100 and a change in oil and gas property of approximately 100,000, with the balance from available cash on hand at the beginning of the period. The sources for the 1996 distributions of $672,613 were oil and gas operations of approximately $333,900 and the sale of oil and gas properties of approximately $124,600, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $4,359,029 have been made to the partners. As of September 30, 1997, $3,970,416 or $355.10 per limited partner unit has been distributed to the limited partners, representing a 71% return of the capital contributed.

As of September 30, 1997, the Partnership had approximately $76,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matter to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)Exhibits:

             27 Financial Data Schedule

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

Date:     November 15, 1997