Form 10-Q
period 1998-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-B LP
filed 1998-08-13
CIK 859911

12 of 14
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                     PART I. - FINANCIAL INFORMATION


Item 1.                       Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund X-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1998            1997
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $     38,211           7,101
 Receivable from Managing General Partner               -          90,302
 Other receivable                                       -          38,500
                                                ---------       ---------
    Total current assets                           38,211         135,903
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 4,183,062       4,210,473
  Less accumulated depreciation,
   depletion and amortization                   3,002,196       2,853,091
                                                ---------       ---------
    Net oil and gas properties                  1,180,866       1,357,382
                                                ---------       ---------
                                             $  1,219,077       1,493,285
                                                =========       =========

  Liabilities and Partners' Equity

Current liabilities:
 Distribution payable                        $         51               -
 Payable to Managing General Partner               27,198               -
                                                ---------       ---------
   Total current liabilities                       27,249               -
                                                ---------       ---------
Partners' equity:
 General partners                                (31,756)        (18,122)
 Limited partners                               1,223,584       1,511,407
                                                ---------       ---------
    Total partners' equity                      1,191,828       1,493,285
                                                ---------       ---------
                                             $  1,219,077       1,493,285
                                                =========       =========

         Southwest Royalties Institutional Income Fund X-B, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1998      1997        1998      1997

  Revenues

Income (loss) from net profits
 interests                    $  (34,589)    109,405     21,206    287,826
Interest                              312        587        894      1,183
                                  -------    -------    -------    -------
                                 (34,277)    109,992     22,100    289,009
                                  -------    -------    -------    -------

  Expenses

General and administrative         21,670     18,758     49,430     44,732
Depreciation, depletion and
 amortization                      55,000     27,000     98,000     61,000
Provision for impairment of oil
 and gas properties                51,105          -     51,105          -
                                  -------    -------    -------    -------
                                  127,775     45,758    198,535    105,732
                                  -------    -------    -------    -------
Net income (loss)             $ (162,052)     64,234  (176,435)    183,277
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $   (5,036)      8,211    (2,460)     21,985
                                  =======    =======    =======    =======
 General Partner              $     (559)        912      (273)      2,443
                                  =======    =======    =======    =======
 Limited partners             $ (156,457)     55,111  (173,702)    158,849
                                  =======    =======    =======    =======
  Per limited partner unit    $   (13.99)       4.93    (15.54)      14.21
                                  =======    =======    =======    =======

         Southwest Royalties Institutional Income Fund X-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $   123,804    352,468
 Cash paid to suppliers                                (34,528)   (44,372)
 Interest received                                          894      1,183
                                                        -------   --------
  Net cash provided by operating activities              90,170    309,279
                                                        -------   --------
Cash flows provided by investing activities:

 Cash received from sale of oil and gas
  property interest                                      65,911    100,000
                                                        -------   --------
Cash flows used in financing activities:

 Distributions to partners                            (124,971)  (414,036)
                                                        -------   --------
Net increase (decrease) in cash and cash
 equivalents                                             31,110    (4,757)

 Beginning of period                                      7,101     16,680
                                                        -------   --------
 End of period                                      $    38,211     11,923
                                                        =======   ========

                                                               (continued)

         Southwest Royalties Institutional Income Fund X-B, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                   $ (176,435)    183,277

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion and amortization               98,000     61,000
  Provision for impairment of oil and gas
   properties                                            51,105          -
  Decrease in receivables                               102,598     64,642
  Increase in payables                                   14,902        360
                                                        -------    -------
Net cash provided by operating activities           $    90,170    309,279
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

Based on current conditions, management does not anticipate performing workovers during the next few years. The Partnership could possibly experience the following changes; increase in 1998 and 1999, leveling off in 2000 and beginning a decline in 2001.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. The Partnership reduced the net capitalized costs of oil and gas properties in the quarter ended June 30, 1998 by approximately $51,105. The write-down has the effect of reducing net income, but did not affect cash flow or partner distributions. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended June 30, 1998 and 1997:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    10.74     17.46      (38%)
Average price per mcf of gas             $     1.75      2.14      (18%)
Oil production in barrels                    10,400    13,200      (21%)
Gas production in mcf                        23,600    30,300      (22%)
Income from net profits interests        $ (34,589)   109,405     (132%)
Partnership distributions                $    4,000   180,000      (98%)
Limited partner distributions            $    3,600   162,000      (98%)
Per unit distribution to limited
 partners                                $      .32     14.49      (98%)
Number of limited partner units              11,181    11,181

Revenues

The Partnership's income (loss) from net profits interests decreased to $(34,589) from $109,405 for the quarters ended June 30, 1998 and 1997, respectively, a decrease of 132%. The principal factors affecting the comparison of the quarters ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 by 38%, or $6.72 per barrel, resulting in a decrease of approximately $88,704 in income from net profits interests. Oil sales represented 73% of total oil and gas sales during the quarter ended June 30, 1998 as compared to 78% during the quarter ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 18%, or $.39 per mcf, resulting in a decrease of approximately $11,817 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $100,521. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,800 barrels or 21% during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997, resulting in a decrease of approximately $30,072 in income from net profits interests.

    Gas production decreased approximately 6,700 mcf or 22% during the same period, resulting in a decrease of approximately $11,725 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the
    change  in  production  is  approximately  $41,797.   The  decrease  is
    primarily attributable to natural decline and sale of two oil wells.

3.  Lease  operating  costs  and  production  taxes  were  1%  higher,   or
    approximately $1,515 more during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997.

Costs and Expenses

Total costs and expenses increased to $127,775 from $45,758 for the quarters ended June 30, 1998 and 1997, respectively, an increase of 179%. The increase is primarily the result of higher depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 16% or approximately $2,912 during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997.

2. Depletion expense increased to $55,000 for the quarter ended June 30, 1998 from $27,000 for the same period in 1997. This represents an increase of 104%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 1998 as compared to 1997. The Partnership reduced the net capitalized costs of oil and gas properties in the quarter ended June 30, 1998 by approximately $51,105. The write-down has the effect of reducing net income, but did not affect cash flow or partner distributions.

B.   General  Comparison of the Six Month Periods Ended June 30,  1998  and
1997

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1998 and 1997:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $   12.73     19.69       (35%)
Average price per mcf of gas             $    1.78      2.25       (21%)
Oil production in barrels                   22,800    26,700       (15%)
Gas production in mcf                       52,000    59,300       (12%)
Income from net profits interests        $  21,206   287,826       (93%)
Partnership distributions                $ 125,021   414,058       (70%)
Limited partner distributions            $ 114,121   376,258       (70%)
Per unit distribution to limited
 partners                                $   10.21     33.65       (70%)
Number of limited partner units             11,181    11,181

Revenues

The Partnership's income from net profits interests decreased to $21,206 from $287,826 for the six months ended June 30, 1998 and 1997, respectively, a decrease of 93%. The principal factors affecting the comparison of the six months ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 by 35%, or $6.96 per barrel, resulting in a decrease of approximately $185,832 in income from net profits interests. Oil sales represented 76% of total oil and gas sales during the six months ended June 30, 1998 as compared to 80% during the quarter ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 21%, or $.47 per mcf, resulting in a decrease of approximately $27,871 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $213,703. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,900 barrels or 15% during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, resulting in a decrease of approximately $49,647 in income from net profits interests.

    Gas production decreased approximately 7,300 mcf or 12% during the same period, resulting in a decrease of approximately $12,994 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $62,641.

3.  Lease   operating  costs  and  production  taxes  were  3%  lower,   or
    approximately $9,990 less during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

Costs and Expenses

Total costs and expenses increased to $198,535 from $105,732 for the six months ended June 30, 1998 and 1997, respectively, an increase of 88%. The increase is primarily the result of an increase in general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 11% or approximately $4,698 during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

2. Depletion expense increased to $98,000 for the six months ended June 30, 1998 from $61,000 for the same period in 1997. This represents an increase of 61%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 1998 as compared to 1997. The Partnership reduced the net capitalized costs of oil and gas properties in the quarter ended June 30, 1998 by approximately $51,105. The write-down has the effect of reducing net income, but did not affect cash flow or partner distributions.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $90,200 in the six months ended June 30, 1998 as compared to approximately $309,300 in the six months ended June 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were $65,900 in the six months ended June 30, 1998 as compared to approximately $100,000 in the six months ended June 30, 1997. The principle source of the 1998 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $125,000 in the six months ended June 30, 1998 as compared to approximately $414,000 in the six months ended June 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1998 were $125,021 of which $114,121 was distributed to the limited partners and $10,900 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1998 was $10.21. Total distributions during the six months ended June 30, 1997 were $414,058 of which $376,258 was distributed to the limited partners and $37,800 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $33.65.

The sources for the 1998 distributions of $125,021 were oil and gas operations of approximately $90,200 and sale of oil and gas properties of approximately $65,900. The sources for the 1997 distributions of $414,058 were oil and gas operations of approximately $309,300 and sale of oil and gas properties of $100,000, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $4,599,050 have been made to the partners. As of June 30, 1998, $4,188,037 or $374.57 per limited partner unit has been distributed to the limited partners, representing a 75% return of the capital contributed.

As of June 30, 1998, the Partnership had approximately $10,962 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

              (a)            Exhibits:

               27 Financial Data Schedule

              (b)            Reports on Form 8-K:

                                          No reports on Form 8-K were filed
               during the quarter ended June 30, 1998.

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

Date: August 15, 1998