Form 10-Q
period 1998-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-B LP
filed 1998-11-12
CIK 859911

Page 2 of 16
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                            Yes __X__ No _____

         The total number of pages contained in this report is 16.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

          Southwest Royalties Institutional Income Fund X-B, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1998           1997
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   38,473          7,101
 Receivable from Managing General Partner               -         90,302
 Other receivable                                 167,650         38,500
                                                ---------      ---------
     Total current assets                         206,123        135,903
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 4,016,945      4,210,473
  Less accumulated depreciation,
   depletion and amortization                   3,005,196      2,853,091
                                                ---------      ---------
     Net oil and gas properties                 1,011,749      1,357,382
                                                ---------      ---------
                                               $1,217,872      1,493,285
                                                =========      =========

Liabilities and Partners' Equity

Current liability
 Distribution payable                          $       50              -
 Payable to Managing General Partner              103,682              -
                                                ---------      ---------
      Total current liabilities                   103,732              -
                                                ---------      ---------
Partners' equity
 General partners                                (39,224)       (18,122)
 Limited partners                               1,153,364      1,511,407
                                                ---------      ---------
     Total partners' equity                     1,114,140      1,493,285
                                                ---------      ---------
                                               $1,217,872      1,493,285
                                                =========      =========

          Southwest Royalties Institutional Income Fund X-B, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1998      1997        1998      1997
                                  ----      ----        ----      ----
Revenues

Income from net profits
 interests                   $  (53,172)    87,214    (31,967)   375,041
Interest                             295       309       1,189     1,492
                                  ------   -------     -------   -------
                                (52,877)    87,523    (30,778)   376,533
                                  ------   -------     -------   -------
Expenses

General and administrative        21,812    17,924      71,241    62,656
Depreciation, depletion and
 amortization                      3,000    28,000     101,000    89,000
Provision for impairment of
 oil and gas properties                -         -      51,105         -
                                  ------   -------     -------   -------
                                  24,812    45,924     223,346   151,656
                                  ------   -------     -------   -------
Net income (loss)            $  (77,689)    41,599   (254,124)   224,877
                                  ======   =======     =======   =======



Net income (loss) allocated to:

 Managing General Partner    $   (6,722)     6,264     (9,182)    28,249
                                  ======   =======     =======   =======
 General Partner             $     (746)       696     (1,020)     3,139
                                  ======   =======     =======   =======
 Limited Partners            $  (70,221)    34,639   (243,922)   193,489
                                  ======   =======     =======   =======
  Per limited partner unit   $    (6.28)      3.10      (21.82)    17.31
                                  ======   =======     =======   =======

          Southwest Royalties Institutional Income Fund X-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998       1997
                                                       ----       ----
 Cash flows from operating activities

 Cash received from income from net
  profits interests                                $  139,666    448,238
 Cash paid to suppliers                              (48,889)   (62,656)
 Interest received                                      1,189      1,492
                                                    ---------    -------
  Net cash provided by operating activities            91,966    387,074
                                                    ---------    -------
Cash flows provided by investing activities

 Cash received from sale of oil and gas
  property interest                                    65,911    100,000
 Additions to oil and gas properties                  (1,534)          -
                                                    ---------    -------
  Net cash provided by investing activities            64,377    100,000
                                                    ---------    -------
Cash flows used in financing activities

 Distributions to partners                          (124,971)  (492,041)
                                                    ---------    -------
Net increase (decrease) in cash and cash equivalents              31,372
(4,967)

 Beginning of period                                    7,101     16,680
                                                    ---------    -------
 End of period                                     $   38,473     11,713
                                                    =========    =======

                                                             (continued)

          Southwest Royalties Institutional Income Fund X-B, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998       1997
                                                       ----       ----
Reconciliation of net income (loss) to net cash provided by operating activities

Net income (loss)                                  $(254,124)    224,877

Adjustments to reconcile net income (loss)to net cash provided by operating activities

 Depreciation, depletion and amortization             101,000     89,000
 Provision for impairment of oil and gas properties               51,105
-
 Decrease in receivables                              193,985     73,197
                                                    ---------    -------
Net cash provided by operating activities          $   91,966    387,074
                                                    =========    =======

          Southwest Royalties Institutional Income Fund X-B, L.P.

                       Note to Financial Statements


Subsequent Events

The Partnership, subsequent to September 30, 1998 sold its interest in a portion of non-operated oil and gas properties. The Partnership's interests in the wells were sold for $95,201 net proceeds, after post closing adjustments. The proceeds from the sale represented 8.70% of the Partnership's total assets at December 31, 1997.

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

Based on current conditions, management does not anticipate performing workovers during the next year. The Partnership could possibly experience a slow decline.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. For the quarter ended September 30, 1998, the net capitalized cost did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during the first three quarters of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended September 30, 1998 and 1997:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   11.39     17.79    (36%)
Average price per mcf of gas               $    2.06      1.99       4%
Oil production in barrels                      8,800    13,000    (32%)
Gas production in mcf                         19,500    30,900    (37%)
Income from net profits interests          $(53,172)    87,214   (161%)
Partnership distributions                  $       -    78,000   (100%)
Limited partner distributions              $       -    70,200   (100%)
Per unit distribution to limited partners  $       -      6.28   (100%)
Number of limited partner units               11,181    11,181

Revenues

The Partnership's income from net profits interests decreased to $(53,172) from $87,214 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 161%. The principal factors affecting the comparison of the quarters ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 by 36%, or $6.40 per barrel, resulting in a decrease of approximately $83,200 in income from net profits interests. Oil sales represented 71% of total oil and gas sales during the quarter ended September 30, 1998 as compared to 79% during the quarter ended September 30, 1997.

     The average price for an mcf of gas received by the Partnership increased during the same period by 4%, or $.07 per mcf, resulting in an increase of approximately $2,200 in income from net profits interests.

     The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $81,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,200 barrels or 32% during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997, resulting in a decrease of approximately $47,800 in income from net profits interests.

    Gas production decreased approximately 11,400 mcf or 37% during the same period, resulting in a decrease of approximately $23,500 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the
    change  in  production  is  approximately  $71,300.   The  decrease  in
    production is due largely to property sales.

3.  Lease   operating  costs  and  production  taxes  were  6%  lower,   or
    approximately $12,000 less during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997.

Costs and Expenses

Total costs and expenses decreased to $24,812 from $45,924 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 46%. The decrease is the result of lower depletion expense partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 22% or approximately $3,900 during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. The increase in general and administrative costs are due largely to higher accounting fees. The 10-Q's are now required to be reviewed based on new accounting pronouncements.

2. Depletion expense decreased to $3,000 for the quarter ended September 30, 1998 from $28,000 for the same period in 1997. This represents a decrease of 89%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decrease in the price of oil and the decline in gross oil and gas revenues.

B.   General Comparison of the Nine Month Periods Ended September 30,  1998
and 1997

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1998 and 1997:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   12.36     19.07    (35%)
Average price per mcf of gas               $    1.85      2.16    (14%)
Oil production in barrels                     31,600    39,700    (20%)
Gas production in mcf                         71,500    90,200    (21%)
Income from net profits interests          $(31,967)   375,041   (109%)
Partnership distributions                  $ 125,021   492,058    (75%)
Limited partner distributions              $ 114,121   446,458    (75%)
Per unit distribution to limited partners  $   10.21     39.93    (75%)
Number of limited partner units               11,181    11,181

Revenues

The Partnership's income from net profits interests decreased to $(31,967) from $375,041 for the nine months ended September 30, 1998 and 1997, respectively, a decrease of 109%. The principal factors affecting the comparison of the nine months ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 by 35%, or $6.71 per barrel, resulting in a decrease of approximately $266,400 in income from net profits interests. Oil sales represented 75% of total oil and gas sales during the nine months ended September 30, 1998 and 80% during the nine months ended September 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 14%, or $.31 per mcf, resulting in a decrease of approximately $28,000 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $294,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 8,100 barrels or 20% during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, resulting in a decrease of approximately $100,100 in income from net profits interests.

    Gas production decreased approximately 18,700 mcf or 21% during the same period, resulting in a decrease of approximately $34,600 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $134,700. The decrease is primarily a result of property sales . Also contributing to the production decline is the natural decline of oil and gas production. Since the Partnership does not drill or purchase oil and gas properties, it is normal to expect production to continue to decline over the remaining life of the wells.

3. Lease operating costs and production taxes were 4% lower, or approximately $21,900 less during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

Costs and Expenses

Total costs and expenses increased to $223,346 from $151,656 for the nine months ended September 30, 1998 and 1997, respectively, an increase of 47%. The increase is the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 14% or approximately $8,600 during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The increase in general and administrative costs are due largely to higher accounting fees. The 10-Q's are now required to be reviewed based on new accounting pronouncements

2. Depletion expense increased to $101,000 for the nine months ended September 30, 1998 from $89,000 for the same period in 1997. This represents an increase of 13%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil used to determine the Partnership's reserves for October 1, 1998 as compared to January 1, 1997 and the decline in gross oil and gas revenues. The decrease in price has also dropped the basis of the reserves because of the negative economics on some wells.

3. The net capitalized costs for the nine months ended September 30, 1998 exceeded the estimated present value of oil and gas reserves, discounted at 10% in the amount of $51,105, such excess costs were charged to current expense. The write-down had the effect of reducing net income, but did not affect cash flow or partner distributions

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $92,000 in the nine months ended September 30, 1998 as compared to approximately $387,100 in the nine months ended September 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $64,400 in the nine months ended September 30, 1998 as compared to approximately $100,000 in the nine months ended September 30, 1997. The principle source of the 1998 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $125,000 in the nine months ended September 30, 1998 as compared to approximately $492,000 in the nine months ended September 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1998 were $125,021 of which $114,121 was distributed to the limited partners and $10,900 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1998 was $10.21. Total distributions during the nine months ended September 30, 1997 were $492,058 of which $446,458 was distributed to the limited partners and $45,600 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $39.93.

The sources for the 1998 distributions of $125,021 were oil and gas operations of approximately $92,000 and the sale of oil and gas properties of approximately $64,400. The sources for the 1997 distributions of $492,058 were oil and gas operations of approximately $387,100 and a change in oil and gas property of approximately 100,000, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $4,599,050 have been made to the partners. As of September 30, 1998, $4,188,037 or $374.57 per limited partner unit has been distributed to the limited partners, representing a 75% return of the capital contributed.

As of September 30, 1998, the Partnership had approximately $102,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Information Systems for the Year 2000
The Partnership relies on the Managing General Partner for their data processing requirements. This includes use of a program designed and implemented by Midland Southwest Software, the Managing General Partner's software subsidiary. Midland Southwest Software currently has a year 2000 plan in effect. They have surveyed existing programs and hardware and estimate a compliance date of early 1999. Determination of the total cost in connection with the year 2000 compliance issue is difficult to determine due to the fact that they are in the process of developing their new 1998 version of marketed oil and gas software, which has, from inception, included year 2000 compliance. Third party software programs utilized by the Managing General Partner are either in compliance or are not affected by the year 2000, with the exception of the payroll service, which is currently modifying its system to accurately handle the Year 2000 issue.

The Managing General Partner has not completed its evaluation of its vendors or suppliers systems to determine the effect, if any, the non-compliance of such systems would have on the operations of the Managing General Partner. Plans are under way to perform an audit in late 1998 or early 1999 to determine the effect of non-compliance of its vendors and suppliers on the Managing General Partner and thus formulate a contingency plan.

A potential source of risk includes, but is not limited to, the inability of principal purchasers and suppliers to be year 2000 compliant, which could have a material effect on the Managing General Partner's production, cash flow and overall financial condition, notwithstanding the Managing General Partner's actions to prepare its own information systems. The Managing General Partner currently does not have a contingency plan in place to cover any unforeseen problems encountered that relate to the year 2000, but intends to produce one before the end of the fiscal year.

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

Date:     November 15, 1998