Form 10-Q
period 1999-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-B LP
filed 1999-05-13
CIK 859911

15 of 15
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

                            Yes   X   No

        The total number of pages contained in this report is 15.

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998 which are found in the Registrant's Form 10-K Report for 1998 filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet included herein has been taken from the Registrant's 1998 Form 10-K Report. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund X-B, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     1999           1998
                                                  ---------     ------------
                                                 (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $     37,482        129,127
 Receivable from Managing General Partner           36,553         15,103
                                                 ---------      ---------
    Total current assets                            74,035        144,230
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  3,896,872      3,896,872
  Less accumulated depreciation,
   depletion and amortization                    3,413,853      3,401,853
                                                 ---------      ---------
    Net oil and gas properties                     483,019        495,019
                                                 ---------      ---------
                                              $    557,054        639,249
                                                 =========      =========

  Liabilities and Partners' Equity

Current liability - Distribution payable      $          1             49
                                                 ---------      ---------
Partners' equity:
 General partners                                 (43,916)       (40,552)
 Limited partners                                  600,969        679,752
                                                 ---------      ---------
    Total partners' equity                         557,053        639,200
                                                 ---------      ---------
                                              $    557,054        639,249
                                                 =========      =========

         Southwest Royalties Institutional Income Fund X-B, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1999      1998
                                                          ----      ----
    Revenues

Income from net profits interests                   $    25,526     55,795
Interest                                                    942        582
                                                        -------    -------
                                                         26,468     56,377
                                                        -------    -------
    Expenses

General and administrative                               20,104     27,760
Depreciation, depletion and amortization                 12,000     43,000
                                                        -------    -------
                                                         32,104     70,760
                                                        -------    -------
Net loss                                            $   (5,636)   (14,383)
                                                        =======    =======
Net loss allocated to:

 Managing General Partner                           $       573      2,576
                                                        =======    =======
 General partner                                    $        64        286
                                                        =======    =======
 Limited partners                                   $   (6,273)   (17,245)
                                                        =======    =======
  Per limited partner unit                          $     (.56)     (1.55)
                                                        =======    =======

         Southwest Royalties Institutional Income Fund X-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1999      1998
                                                          ----      ----

Cash flows from operating activities:

 Cash received from net profits interests           $       799     96,168
 Cash paid to suppliers                                (16,827)   (20,439)
 Interest received                                          942        582
                                                       --------   --------
   Net cash provided by (used in) operating activities             (15,086)
76,311
                                                       --------   --------
Cash flows provided by investing activities:

 Sale of oil and gas properties                               -     45,305
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                             (76,559)  (121,014)
                                                       --------   --------
Net  (decrease) increase in cash and cash equivalents              (91,645)
602

 Beginning of period                                    129,127      7,101
                                                       --------   --------
 End of period                                      $    37,482      7,703
                                                       ========   ========

                                                               (continued)

         Southwest Royalties Institutional Income Fund X-B, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1999      1998
                                                          ----      ----
Reconciliation of net loss to net cash
  provided by (used in) operating activities:

Net loss                                            $   (5,636)   (14,383)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

  Depreciation, depletion and amortization               12,000     43,000
  Decrease (increase) in receivables                   (24,727)     40,373
  Increase in payables                                    3,277      7,321
                                                        -------    -------
Net cash provided by (used in) operating activities $  (15,086)     76,311
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 1999, and for the three months ended March 31, 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 1999, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1999 and 1998

The following table provides certain information regarding performance factors for the quarters ended March 31, 1999 and 1998:

                                               Three Months
                                                  Ended         Percentage
                                                         March          31,
Increase
                                              1999      1998    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   10.10     14.40    (30%)
Average price per mcf of gas              $    1.45      1.80    (19%)
Oil production in barrels                     8,400    12,400    (32%)
Gas production in mcf                        15,500    28,400    (45%)
Income from net profits interests         $  25,526    55,795    (54%)
Partnership distributions                 $  76,511   121,021    (37%)
Limited partner distributions             $  72,511   110,521    (34%)
Per unit distribution to limited
 partners                                 $    6.49      9.88    (34%)
Number of limited partner units              11,181    11,181

Revenues

The Partnership's income from net profits interests decreased to $25,526 from $55,795 for the quarters ended March 31, 1999 and 1998, respectively, a decrease of 54%. The principal factors affecting the comparison of the quarters ended March 31, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 by 30%, or $4.30 per barrel, resulting in a decrease of approximately $53,300 in income from net profits interests. Oil sales represented 79% of total oil and gas sales during the quarter ended March 31, 1999 as compared to 78% during the quarter ended March 31, 1998.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 19%, or $.35 per mcf, resulting in a decrease of approximately $9,900 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $63,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,000 barrels or 32% during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998, resulting in a decrease of approximately $40,400 in income from net profits interests.

    Gas production decreased approximately 12,900 mcf or 45% during the same period, resulting in a decrease of approximately $18,700 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the
    change  in  production  is  approximately  $59,100.   The  decrease  in
    production is primarily due to property sales.

3. Lease operating costs and production taxes were 53% lower, or approximately $92,200 less during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

Costs and Expenses

Total costs and expenses decreased to $32,104 from $70,760 for the quarters ended March 31, 1999 and 1998, respectively, a decrease of 55%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 28% or approximately $7,600 during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. The decrease of general and administrative costs for the quarter were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

2. Depletion expense decreased to $12,000 for the quarter ended March 31, 1999 from $43,000 for the same period in 1998. This represents a decrease of 72%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decrease in depletion expense between the comparative periods were a decrease in the price of oil used to determine the Partnership's reserves, and the decrease in oil and gas sales.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by (used in) operating activities were approximately $(15,100) in the quarter ended March 31, 1999 as compared to approximately $76,300 in the quarter ended March 31, 1998. The primary use of the 1999 cash flow from operating activities was operations.

There were no cash flows provided by investing activities in the quarter ended March 31, 1999 as compared to approximately $45,300 in the quarter ended March 31, 1998.

Cash flows used in financing activities were approximately $76,600 in the quarter ended March 31, 1999 as compared to approximately $121,000 in the quarter ended March 31, 1998. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1999 were $76,511 of which $72,511 was distributed to the limited partners and $4,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1999 was $6.49. Total distributions during the quarter ended March 31, 1998 were $121,021 of which $110,521 was distributed to the limited partners and $10,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1998 was $9.88.

The source for the 1999 distributions of $76,600 was the balance from available cash on hand at the beginning of the period. The sources for the 1998 distributions of $121,000 were oil and gas operations of approximately $76,300 and the sale of oil and gas properties of approximately $45,300.

Since inception of the Partnership, cumulative monthly cash distributions of $4,664,050 have been made to the partners. As of March 31, 1999, $4,253,037 or $380.38 per limited partner unit has been distributed to the limited partners, representing a 76% return of the capital contributed.

As of March 31, 1999, the Partnership had approximately $74,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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


Date:  May 14, 1999