Form 10-Q
period 1999-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-B LP
filed 1999-08-12
CIK 859911

3 of 16
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                            Yes   X   No

        The total number of pages contained in this report is 17.

                     PART I. - FINANCIAL INFORMATION


Item 1.                       Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998 which are found in the Registrant's Form 10-K Report for 1998 filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet included herein has been taken from the Registrant's 1998 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund X-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1999            1998
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $     44,755         129,127
 Receivable from Managing General Partner          38,377          15,103
                                                ---------       ---------
    Total current assets                           83,132         144,230
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 3,888,882       3,896,872
  Less accumulated depreciation,
   depletion and amortization                   3,420,853       3,401,853
                                                ---------       ---------
    Net oil and gas properties                    468,029         495,019
                                                ---------       ---------
                                             $    551,161         639,249
                                                =========       =========

  Liabilities and Partners' Equity

Current liabilities:
 Distribution payable                        $        276              49
                                                ---------       ---------
Partners' equity:
 General partners                                (43,832)        (40,552)
 Limited partners                                 594,717         679,752
                                                ---------       ---------
    Total partners' equity                        550,885         639,200
                                                ---------       ---------
                                             $    551,161         639,249
                                                =========       =========

         Southwest Royalties Institutional Income Fund X-B, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1999      1998        1999      1998

  Revenues

Income (loss) from net profits
 interests                    $    20,898   (34,589)     46,424     21,206
Interest                              355        312      1,298        894
                                  -------    -------    -------    -------
                                   21,253   (34,277)     47,722     22,100
                                  -------    -------    -------    -------

  Expenses

General and administrative         20,421     21,670     40,526     49,430
Depreciation, depletion and
 amortization                       7,000     55,000     19,000     98,000
Provision for impairment of oil
 and gas properties                     -     51,105          -     51,105
                                  -------    -------    -------    -------
                                   27,421    127,775     59,526    198,535
                                  -------    -------    -------    -------
Net income (loss)             $   (6,168)  (162,052)   (11,804)  (176,435)
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $        75    (5,036)        648    (2,460)
                                  =======    =======    =======    =======
 General Partner              $         9      (559)         72      (273)
                                  =======    =======    =======    =======
 Limited partners             $   (6,252)  (156,457)   (12,524)  (173,702)
                                  =======    =======    =======    =======
  Per limited partner unit    $     (.56)    (13.99)     (1.12)    (15.54)
                                  =======    =======    =======    =======

         Southwest Royalties Institutional Income Fund X-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $    15,287    123,804
 Cash paid to suppliers                                (32,663)   (34,528)
 Interest received                                        1,298        894
                                                        -------   --------
  Net cash provided by (used by) operating activities   (16,078)    90,170
                                                        -------   --------
Cash flows provided by investing activities:

 Cash received from sale of oil and gas
  property interest                                       7,990     65,911
                                                        -------   --------
Cash flows used in financing activities:

 Distributions to partners                             (76,284)  (124,971)
                                                        -------   --------
Net increase (decrease) in cash and cash
 equivalents                                           (84,372)     31,110

 Beginning of period                                    129,127      7,101
                                                        -------   --------
 End of period                                      $    44,755     38,211
                                                        =======   ========

                                                               (continued)

         Southwest Royalties Institutional Income Fund X-B, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Reconciliation of net loss to net cash provided by (used in) operating activities:

Net loss                                            $  (11,804)  (176,435)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

  Depreciation, depletion and amortization               19,000     98,000
  Provision for impairment of oil and gas
   properties                                                 -     51,105
  Decrease (increase) in receivables                   (31,137)    102,598
  Increase in payables                                    7,863     14,902
                                                        -------    -------
Net cash provided by (used in) operating activities $  (16,078)     90,170
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 1999, and for the three and six months ended June 30, 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 1999, the capitalized costs of the Partnership's reserves did not exceed the present value. The oil price environment experienced during 1998 had an adverse affect on the Company's revenues and operating cash flow. Further declines of oil prices during 1999 could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1999 and 1998

The following table provides certain information regarding performance factors for the quarters ended June 30, 1999 and 1998:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    15.19     10.74        41%
Average price per mcf of gas             $     1.96      1.75        12%
Oil production in barrels                     5,900    10,400      (43%)
Gas production in mcf                        17,100    23,600      (28%)
Income from net profits interests        $   20,898  (34,589)       160%
Partnership distributions                $        -     4,000     (100%)
Limited partner distributions            $        -     3,600     (100%)
Per unit distribution to limited
 partners                                $        -       .32     (100%)
Number of limited partner units              11,181    11,181

Revenues

The Partnership's income (loss) from net profits interests increased to $20,898 from $(34,589) for the quarters ended June 30, 1999 and 1998, respectively, an increase of 160%. The principal factors affecting the comparison of the quarters ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 by 41%, or $4.45 per barrel, resulting in an increase of approximately $46,300 in income from net profits interests. Oil sales represented 73% of total oil and gas sales during the quarter ended June 30, 1999 as compared to 73% during the quarter ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 12%, or $.21 per mcf, resulting in an increase of approximately $5,000 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $51,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,500 barrels or 43% during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998, resulting in a decrease of approximately $68,400 in income from net profits interests.

    Gas production decreased approximately 6,500 mcf or 28% during the same period, resulting in a decrease of approximately $12,700 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $81,100. The decrease in production was primarily due to property sales and downtime on one oil well.

3. Lease operating costs and production taxes were 45% lower, or approximately $84,200 less during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

Costs and Expenses

Total costs and expenses decreased to $27,421 from $127,775 for the quarters ended June 30, 1999 and 1998, respectively, a decrease of 79%. The decrease is primarily the result of lower depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 6% or approximately $1,200 during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998.

2. Depletion expense decreased to $7,000 for the quarter ended June 30, 1999 from $55,000 for the same period in 1998. This represents a decrease of 87%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues. The Partnership reduced the net capitalized costs of oil and gas properties in the quarter ended June 30, 1998 by approximately $51,105. The write-down had the effect of reducing net income, but did not affect cash flow or partner distributions.

B.   General  Comparison of the Six Month Periods Ended June 30,  1999  and
1998

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1999 and 1998:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $   12.46     12.73        (2%)
Average price per mcf of gas             $    1.74      1.78        (2%)
Oil production in barrels                   14,000    22,800       (39%)
Gas production in mcf                       32,800    52,000       (37%)
Income from net profits interests        $  46,424    21,206        119%
Partnership distributions                $  76,511   125,021       (39%)
Limited partner distributions            $  72,511   114,121       (36%)
Per unit distribution to limited
 partners                                $    6.49     10.21       (36%)
Number of limited partner units             11,181    11,181

Revenues

The Partnership's income from net profits interests increased to $46,424 from $21,206 for the six months ended June 30, 1999 and 1998, respectively, an increase of 119%. The principal factors affecting the comparison of the six months ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 by 2%, or $.27 per barrel, resulting in a decrease of approximately $6,200 in income from net profits interests. Oil sales represented 75% of total oil and gas sales during the six months ended June 30, 1999 as compared to 76% during the six months ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 2%, or $.04 per mcf, resulting in a decrease of approximately $2,100 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $8,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 8,800 barrels or 39% during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, resulting in a decrease of approximately $109,600 in income from net profits interests.

    Gas production decreased approximately 19,200 mcf or 37% during the same period, resulting in a decrease of approximately $33,400 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $143,000. The decrease in production was primarily due to property sales and downtime on one oil well.

3. Lease operating costs and production taxes were 49% lower, or approximately $176,400 less during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

Costs and Expenses

Total costs and expenses decreased to $59,526 from $198,535 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 70%. The decrease is primarily the result of a decrease in general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 18% or approximately $8,900 during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease of general and administrative costs were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

2. Depletion expense decreased to $19,000 for the six months ended June 30, 1999 from $98,000 for the same period in 1998. This represents a decrease of 81%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues. The Partnership reduced the net capitalized costs of oil and gas properties in the quarter ended June 30, 1998 by approximately $51,105. The write-down has the effect of reducing net income, but did not affect cash flow or partner distributions.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by or (used in) operating activities were approximately
$(16,100)   in  the  six  months  ended  June  30,  1999  as  compared   to
approximately $90,200 in the six months ended June 30, 1998.

Cash flows provided by investing activities were $8,000 in the six months ended June 30, 1999 as compared to approximately $65,900 in the six months ended June 30, 1998. The principle source of the 1999 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $76,300 in the six months ended June 30, 1999 as compared to approximately $125,000 in the six months ended June 30, 1998. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1999 were $76,511 of which $72,511 was distributed to the limited partners and $4,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1999 was $6.49. Total distributions during the six months ended June 30, 1998 were $125,021 of which $114,121 was distributed to the limited partners and $10,900 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1998 was $10.21.

The sources for the 1999 distributions of $76,511 were oil and gas operations of approximately $(16,100) and sale of oil and gas properties of $8,000, with the balance from available cash on hand at the beginning of the period. The sources for the 1998 distributions of $125,021 were oil and gas operations of approximately $90,200 and sale of oil and gas properties of approximately $65,900.

Since inception of the Partnership, cumulative monthly cash distributions of $4,740,561 have been made to the partners. As of June 30, 1999, $4,325,548 or $386.87 per limited partner unit has been distributed to the limited partners, representing a 77% return of the capital contributed.

As of June 30, 1999, the Partnership had approximately $82,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

              (a)            Exhibits:

               27 Financial Data Schedule

              (b)            Reports on Form 8-K:

                                          No reports on Form 8-K were filed
               during the quarter ended June 30, 1999.

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

Date: August 15, 1999