Form 10-Q
period 2000-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-B LP
filed 2000-08-10
CIK 859911

16 of 16
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                     PART I. - FINANCIAL INFORMATION


Item 1.                       Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund X-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2000            1999
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $     32,255          20,977
 Receivable from Managing General Partner          92,561          92,995
                                                ---------       ---------
    Total current assets                          124,816         113,972
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 3,888,882       3,888,882
  Less accumulated depreciation,
   depletion and amortization                   3,442,853       3,430,853
                                                ---------       ---------
    Net oil and gas properties                    446,029         458,029
                                                ---------       ---------
                                             $    570,845         572,001
                                                =========       =========

  Liabilities and Partners' Equity

Current liability - Distribution payable     $         43              39
                                                ---------       ---------
Partners' equity:
 General partners                                (39,641)        (40,725)
 Limited partners                                 610,443         612,687
                                                ---------       ---------
    Total partners' equity                        570,802         571,962
                                                ---------       ---------
                                             $    570,845         572,001
                                                =========       =========

         Southwest Royalties Institutional Income Fund X-B, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2000      1999        2000      1999

  Revenues

Income from net profits
 interests                    $    93,051     20,898    143,321     46,424
Interest                              437        355        954      1,298
                                  -------    -------    -------    -------
                                   93,488     21,253    144,275     47,722
                                  -------    -------    -------    -------

  Expenses

General and administrative         19,184     20,421     38,435     40,526
Depreciation, depletion and
 amortization                       4,000      7,000     12,000     19,000
                                  -------    -------    -------    -------
                                   23,184     27,421     50,435     59,526
                                  -------    -------    -------    -------
Net income (loss)             $    70,304    (6,168)     93,840   (11,804)
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $     6,687         75      9,526        648
                                  =======    =======    =======    =======
 General Partner              $       744          9      1,058         72
                                  =======    =======    =======    =======
 Limited partners             $    62,873    (6,252)     83,256   (12,524)
                                  =======    =======    =======    =======
  Per limited partner unit    $      5.62      (.56)       7.45     (1.12)
                                  =======    =======    =======    =======

         Southwest Royalties Institutional Income Fund X-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $   138,900     15,287
 Cash paid to suppliers                                (33,580)   (32,663)
 Interest received                                          954      1,298
                                                        -------   --------
  Net cash provided by (used by) operating activities   106,274    (16,078)
                                                        -------   --------
Cash flows provided by investing activities:

 Cash received from sale of oil and gas
  property interest                                           -      7,990
                                                        -------   --------
Cash flows used in financing activities:

 Distributions to partners                             (94,996)   (76,284)
                                                        -------   --------
Net increase (decrease) in cash and cash
 equivalents                                             11,278   (84,372)

 Beginning of period                                     20,977    129,127
                                                        -------   --------
 End of period                                      $    32,255     44,755
                                                        =======   ========

                                                               (continued)

         Southwest Royalties Institutional Income Fund X-B, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

Net income (loss)                                   $    93,840   (11,804)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

  Depreciation, depletion and amortization               12,000     19,000
  Increase in receivables                               (4,421)   (31,137)
  Increase in payables                                    4,855      7,863
                                                        -------    -------
Net cash provided by (used in) operating activities $   106,274   (16,078)
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2000, and for the three and six months ended June 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2000, the capitalized costs of the Partnership's reserves did not exceed the present value.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended June 30, 2000 and 1999:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    25.35     15.19        67%
Average price per mcf of gas             $     4.05      1.96       107%
Oil production in barrels                     5,000     5,900      (15%)
Gas production in mcf                        15,300    17,100      (11%)
Income from net profits interests        $   93,051    20,898       345%
Partnership distributions                $   40,000         -       100%
Limited partner distributions            $   36,000         -       100%
Per unit distribution to limited
 partners                                $     3.22         -       100%
Number of limited partner units              11,181    11,181

Revenues

The Partnership's income from net profits interests increased to $93,051 from $20,898 for the quarters ended June 30, 2000 and 1999, respectively, an increase of 345%. The principal factors affecting the comparison of the quarters ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999 by 67%, or $10.16 per barrel, resulting in an increase of approximately $60,000 in income from net profits interests. Oil sales represented 67% of total oil and gas sales during the quarter ended June 30, 2000 as compared to 73% during the quarter ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 107%, or $2.09 per mcf, resulting in an increase of approximately $35,700 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $95,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 900 barrels or 15% during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999, resulting in a decrease of approximately $22,800 in income from net profits interests.

    Gas production decreased approximately 1,800 mcf or 11% during the same period, resulting in a decrease of approximately $7,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $30,100. The decline in oil production is due primarily to the sharp natural decline of one lease.

3.  Lease  operating  costs  and  production  taxes  were  2%  higher,   or
    approximately $2,000 more during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.

Costs and Expenses

Total costs and expenses decreased to $23,184 from $27,421 for the quarters ended June 30, 2000 and 1999, respectively, a decrease of 15%. The decrease is primarily the result of lower depletion expense and general ad administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 6% or approximately $1,200 during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.

2. Depletion expense decreased to $4,000 for the quarter ended June 30, 2000 from $7,000 for the same period in 1999. This represents a decrease of 43%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

B.   General  Comparison of the Six Month Periods Ended June 30,  2000  and
1999

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2000 and 1999:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $   26.33     12.46        111%
Average price per mcf of gas             $    3.53      1.74        103%
Oil production in barrels                   10,300    14,000       (26%)
Gas production in mcf                       30,900    32,800        (6%)
Income from net profits interests        $ 143,321    46,424        209%
Partnership distributions                $  95,000    76,511         24%
Limited partner distributions            $  85,500    72,511         18%
Per unit distribution to limited
 partners                                $    7.65      6.49         18%
Number of limited partner units             11,181    11,181

Revenues

The Partnership's income from net profits interests increased to $143,321 from $46,424 for the six months ended June 30, 2000 and 1999, respectively, an increase of 209%. The principal factors affecting the comparison of the six months ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 by 111%, or $13.87 per barrel, resulting in an increase of approximately $194,200 in income from net profits interests. Oil sales represented 71% of total oil and gas sales during the six months ended June 30, 2000 as compared to 75% during the six months ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 103%, or $1.79 per mcf, resulting in an increase of approximately $58,700 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $252,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,700 barrels or 26% during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, resulting in a decrease of approximately $97,400 in income from net profits interests.

    Gas production decreased approximately 1,900 mcf or 6% during the same period, resulting in a decrease of approximately $6,700 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $104,100. The decline in oil production is due primarily to the sharp natural decline of one lease.

3. Lease operating costs and production taxes were 28% higher, or approximately $51,800 more during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and maintenance. Since production taxes are based on gross revenues, the increase in oil and gas prices have directly increased production taxes.

Costs and Expenses

Total costs and expenses decreased to $50,435 from $59,526 for the six months ended June 30, 2000 and 1999, respectively, a decrease of 15%. The decrease is primarily the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $2,100 during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

2. Depletion expense decreased to $12,000 for the six months ended June 30, 2000 from $19,000 for the same period in 1999. This represents a decrease of 37%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by (used in) operating activities were approximately $106,300 in the six months ended June 30, 2000 as compared to approximately $(16,100) in the six months ended June 30, 1999.

There were no cash flows provided by investing activities in the six months ended June 30, 2000. Cash flows provided by investing activities were approximately $8,000 in the six months ended June 30, 1999.

Cash flows used in financing activities were approximately $95,000 in the six months ended June 30, 2000 as compared to approximately $76,300 in the six months ended June 30, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2000 were $95,000 of which $85,500 was distributed to the limited partners and $9,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2000 was $7.65. Total distributions during the six months ended June 30, 1999 were $76,511 of which $72,511 was distributed to the limited partners and $4,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1999 was $6.49.

The sources for the 2000 distributions of $95,000 were oil and gas operations of approximately $106,300, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1999 distributions of $76,511 were oil and gas operations of approximately $(16,100) and sale of oil and gas properties of $8,000, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $4,915,561 have been made to the partners. As of June 30, 2000, $4,483,048 or $400.95 per limited partner unit has been distributed to the limited partners, representing a 80% return of the capital contributed.

As of June 30, 2000, the Partnership had approximately $124,800 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $50.1 million principal due by December 31, 2000 and $15.3 million interest payments due within the next twelve months on its debt obligations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

              (a)            Exhibits:

               27 Financial Data Schedule

              (b)            Reports on Form 8-K:

                                          No reports on Form 8-K were filed
               during the quarter ended June 30, 2000.

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

Date: August 15, 2000