Form 10-Q
period 2000-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-B LP
filed 2000-11-02
CIK 859911

Page 9 of 16
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

          Southwest Royalties Institutional Income Fund X-B, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   2000           1999
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   49,457         20,977
 Receivable from Managing General Partner         123,152         92,995
                                                ---------      ---------
     Total current assets                         172,609        113,972
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 3,888,882      3,888,882
  Less accumulated depreciation,
   depletion and amortization                   3,452,853      3,430,853
                                                ---------      ---------
     Net oil and gas properties                   436,029        458,029
                                                ---------      ---------
                                               $  608,638        572,001
                                                =========      =========

Liabilities and Partners' Equity

Current liability
 Distribution payable                          $        1             39
                                                ---------      ---------
Partners' equity
 General partners                                (34,858)       (40,725)
 Limited partners                                 643,495        612,687
                                                ---------      ---------
     Total partners' equity                       608,637        571,962
                                                ---------      ---------
                                               $  608,638        572,001
                                                =========      =========

          Southwest Royalties Institutional Income Fund X-B, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  2000      1999        2000      1999
                                  ----      ----        ----      ----
Revenues

Income from net profits
 interests                   $   136,260    45,885     279,581    92,309
Interest                             746       321       1,700     1,619
                                 -------   -------     -------   -------
                                 137,006    46,206     281,281    93,928
                                 -------   -------     -------   -------
Expenses

General and administrative        19,170    18,303      57,606    58,829
Depreciation, depletion and
 amortization                     10,000     6,000      22,000    25,000
                                 -------   -------     -------   -------
                                  29,170    24,303      79,606    83,829
                                 -------   -------     -------   -------
Net income                   $   107,836    21,903     201,675    10,099
                                 =======   =======     =======   =======

Net income allocated to:

 Managing General Partner    $    10,606     2,512      20,130     3,159
                                 =======   =======     =======   =======
 General Partner             $     1,178       279       2,237       351
                                 =======   =======     =======   =======
 Limited Partners            $    96,052    19,112     179,308     6,589
                                 =======   =======     =======   =======
  Per limited partner unit   $      8.59      1.71       16.04       .59
                                 =======   =======     =======   =======

          Southwest Royalties Institutional Income Fund X-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999
                                                       ----       ----
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $  239,702     30,497
 Cash paid to suppliers                              (47,884)   (47,919)
 Interest received                                      1,700      1,619
                                                    ---------    -------
  Net cash provided by (used in) operating
   activities                                         193,518   (15,803)
                                                    ---------    -------
Cash flows provided by investing activities

 Cash received from sale of oil and gas
  property interest                                         -      7,990
                                                    ---------    -------
Cash flows used in financing activities

 Distributions to partners                          (165,038)  (101,533)
                                                    ---------    -------
Net increase (decrease) in cash and cash equivalents              28,480
(109,346)

 Beginning of period                                   20,977    129,127
                                                    ---------    -------
 End of period                                     $   49,457     19,781
                                                    =========    =======

                                                             (continued)

          Southwest Royalties Institutional Income Fund X-B, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999
                                                       ----       ----
Reconciliation of net income to net
 cash provided by (used in) operating activities

Net income                                         $  201,675     10,099

Adjustments to reconcile net income to
 net cash provided by (used in) operating activities

 Depreciation, depletion and amortization              22,000     25,000
 Increase in receivables                             (39,879)   (61,812)
 Increase in payables                                   9,722     10,910
                                                    ---------    -------
Net cash provided by (used in) operating activities         $    193,518
(15,803)
                                                    =========    =======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2000, and for the three and nine months ended September 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Management does not anticipate performing workovers during the next year. The Partnership could possibly experience a 8% - 10% decline.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. For the quarter ended September 30, 2000, the net capitalized cost did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended September 30, 2000 and 1999:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   29.16     19.67      48%
Average price per mcf of gas               $    4.72      2.30     105%
Oil production in barrels                      6,100     5,790       5%
Gas production in mcf                         16,000    17,180     (7%)
Income from net profits interests          $ 136,260    45,885     197%
Partnership distributions                  $  70,000    25,000     180%
Limited partner distributions              $  63,000    22,500     180%
Per unit distribution to limited partners  $    5.63      2.01     180%
Number of limited partner units               11,181    11,181

Revenues

The Partnership's income from net profits interests increased to $136,260 from $45,885 for the quarters ended September 30, 2000 and 1999, respectively, an increase of 197%. The principal factors affecting the comparison of the quarters ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999 by 48%, or $9.49 per barrel, resulting in an increase of approximately $54,900 in income from net profits interests. Oil sales represented 70% of total oil and gas sales during the quarter ended September 30, 2000 as compared to 74% during the quarter ended September 30, 1999.

     The average price for an mcf of gas received by the Partnership increased during the same period by 105%, or $2.42 per mcf, resulting in an increase of approximately $41,600 in income from net profits interests.

     The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $96,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 310 barrels or 5% during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999, resulting in an increase of approximately $9,000 in income from net profits interests.

    Gas production decreased approximately 1,180 mcf or 7% during the same period, resulting in a decrease of approximately $5,600 in income from net profits interests.

    The total net increase in income from net profits interests due to the change in production is approximately $3,400.

3. Lease operating costs and production taxes were 11% higher, or approximately $12,100 more during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

Costs and Expenses

Total costs and expenses increased to $29,170 from $24,303 for the quarters ended September 30, 2000 and 1999, respectively, an increase of 20%. The increase is the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 5% or approximately $900 during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

2. Depletion expense increased to $10,000 for the quarter ended September 30, 2000 from $6,000 for the same period in 1999. This represents an increase of 67%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The increase in depletion expense is due to an accrual adjustment, which was made during the quarter ended September 30, 1999 to adjust for the over accrual of depletion in the first two quarters of 1999. The rapid rise in prices during the first three quarters of 1999 from $14/bbl to $23/bbl and from $1.71/mcf to $2.38/mcf caused an adjustment to be necessary during the third quarter of 1999.

B.   General Comparison of the Nine Month Periods Ended September 30,  2000
and 1999

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2000 and 1999:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   27.81     14.57      91%
Average price per mcf of gas               $    3.69      1.93      91%
Oil production in barrels                     16,600    19,790    (16%)
Gas production in mcf                         47,300    49,980     (5%)
Income from net profits interests          $ 279,581    92,309     203%
Partnership distributions                  $ 165,000   101,511      63%
Limited partner distributions              $ 148,500    95,011      56%
Per unit distribution to limited partners  $   13.28      8.50      56%
Number of limited partner units               11,181    11,181

Revenues

The Partnership's income from net profits interests increased to $279,581 from $92,309 for the nine months ended September 30, 2000 and 1999, respectively, an increase of 203%. The principal factors affecting the comparison of the nine months ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 by 91%, or $13.24 per barrel, resulting in an increase of approximately $262,000 in income from net profits interests. Oil sales represented 73% of total oil and gas sales during the nine months ended September 30, 2000 and 75% during the nine months ended September 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 91%, or $1.76 per mcf, resulting in an increase of approximately $88,000 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $350,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,190 barrels or 16% during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, resulting in a decrease of approximately $88,700 in income from net profits interests.

    Gas production decreased approximately 2,680 mcf or 5% during the same period, resulting in a decrease of approximately $9,900 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $98,600. The decline in oil production is due primarily to the sharp natural decline of one lease.

3. Lease operating costs and production taxes were 22% higher, or approximately $64,000 more during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and
   maintenance.   Since production taxes are based on gross  revenues,  the
   increase in oil and gas prices have directly increased production taxes.

Costs and Expenses

Total costs and expenses decreased to $79,606 from $83,829 for the nine months ended September 30, 2000 and 1999, respectively, a decrease of 5%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $1,200 during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

2. Depletion expense decreased to $22,000 for the nine months ended September 30, 2000 from $25,000 for the same period in 1999. This represents a decrease of 12%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves and the increase in oil and gas revenues received by the Partnership.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by (used in) operating activities were approximately $193,500 in the nine months ended September 30, 2000 as compared to approximately $(15,800) in the nine months ended September 30, 1999.

There  were  no  cash flows provided by investing activities  in  the  nine months ended September 30, 2000. Cash flows provided by investing activities were approximately $8,000 in the nine months ended September 30, 1999.

Cash flows used in financing activities were approximately $165,000 in the nine months ended September 30, 2000 as compared to approximately $101,500 in the nine months ended September 30, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2000 were $165,000 of which $148,500 was distributed to the limited partners and $16,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2000 was $13.28. Total distributions during the nine months ended September 30, 1999 were $101,511 of which $95,011 was distributed to the limited partners and $6,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1999 was $8.50.

The sources for the 2000 distributions of $165,000 were oil and gas operations of approximately $193,500, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1999 distributions of $101,511 were oil and gas operations of approximately $(15,800) and a change in oil and gas property of approximately $8,000, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $4,985,561 have been made to the partners. As of September 30, 2000, $4,546,048 or $406.59 per limited partner unit has been distributed to the limited partners, representing a 81% return of the capital contributed.

As of September 30, 2000, the Partnership had approximately $172,600 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner
The Managing General Partner has a highly leveraged capital structure with approximately, $33.8 million of cash interest and $5.9 million of principal due within the next twelve months. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its note holders and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's continuing debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values.

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

Date:     November 15, 2000