Form 10-Q
period 2001-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-B LP
filed 2001-05-09
CIK 859911

13 of 13
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund X-B, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     2001           2000
                                                  ---------     ------------
                                                 (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $     85,069         80,863
 Receivable from Managing General Partner          116,113        117,172
                                                 ---------      ---------
    Total current assets                           201,182        198,035
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  3,888,882      3,888,882
  Less accumulated depreciation,
   depletion and amortization                    3,465,853      3,455,853
                                                 ---------      ---------
    Net oil and gas properties                     423,029        433,029
                                                 ---------      ---------
                                              $    624,211        631,064
                                                 =========      =========

  Liabilities and Partners' Equity

Current liability - Distribution payable      $          -              1
                                                 ---------      ---------
Partners' equity:
 General partners                                 (32,000)       (32,315)
 Limited partners                                  656,211        663,378
                                                 ---------      ---------
    Total partners' equity                         624,211        631,063
                                                 ---------      ---------
                                              $    624,211        631,064
                                                 =========      =========

         Southwest Royalties Institutional Income Fund X-B, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----
    Revenues

Income from net profits interests                   $   146,261     50,269
Interest                                                  1,044        517
                                                        -------    -------
                                                        147,305     50,786
                                                        -------    -------
    Expenses

General and administrative                               19,157     19,251
Depreciation, depletion and amortization                 10,000      8,000
                                                        -------    -------
                                                         29,157     27,251
                                                        -------    -------
Net income                                          $   118,148     23,535
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $    11,533      2,838
                                                        =======    =======
 General partner                                    $     1,281        315
                                                        =======    =======
 Limited partners                                   $   105,334     20,382
                                                        =======    =======
  Per limited partner unit                          $      9.42       1.82
                                                        =======    =======

         Southwest Royalties Institutional Income Fund X-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----

Cash flows from operating activities:

 Cash received from net profits interests           $   147,553     72,315
 Cash paid to suppliers                                (19,390)   (14,540)
 Interest received                                        1,044        517
                                                       --------   --------
  Net cash provided by operating activities             129,207     58,292
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (125,001)   (55,038)
                                                       --------   --------

Net increase in cash and cash equivalents                 4,206      3,254

 Beginning of period                                     80,863     20,977
                                                       --------   --------
 End of period                                      $    85,069     24,231
                                                       ========   ========

                                                               (continued)

         Southwest Royalties Institutional Income Fund X-B, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----
Reconciliation of net income to net cash provided by operating activities:

Net income                                          $   118,148     23,535

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               10,000      8,000
  Decrease in receivables                                 1,292     22,046
  (Decrease) increase in payables                         (233)      4,711
                                                        -------    -------
Net cash provided by operating activities           $   129,207     58,292
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2001, and for the three months ended March 31, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended March 31, 2001 and 2000:

                                               Three Months
                                                  Ended         Percentage
                                                         March          31,
Increase
                                              2001      2000    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   26.69     25.37       5%
Average price per mcf of gas              $    5.96      2.91     105%
Oil production in barrels                     5,500     5,300       4%
Gas production in mcf                        17,000    16,300       4%
Income from net profits interests         $ 146,261    50,269     191%
Partnership distributions                 $ 125,000    55,000     127%
Limited partner distributions             $ 112,500    49,500     127%
Per unit distribution to limited
 partners                                 $   10.06      4.43     127%
Number of limited partner units              11,181    11,181

Revenues

The Partnership's income from net profits interests increased to $146,261 from $50,269 for the quarters ended March 31, 2001 and 2000, respectively, an increase of 191%. The principal factors affecting the comparison of the quarters ended March 31, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 by 5%, or $1.32 per barrel, resulting in an increase of approximately $7,300 in income from net profits interests. Oil sales represented 59% of total oil and gas sales during the quarter ended March 31, 2001 as compared to 74% during the quarter ended March 31, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 105%, or $3.05 per mcf, resulting in an increase of approximately $51,900 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $59,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 200 barrels or 4% during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000, resulting in an increase of approximately $5,100 in income from net profits interests.

    Gas production increased approximately 700 mcf or 4% during the same period, resulting in an increase of approximately $2,000 in income from net profits interests.

    The total increase in income from net profits interests due to the change in production is approximately $7,100.

3. Lease operating costs and production taxes were 23% lower, or approximately $29,600 less during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. The decrease in primarily the result of repairs and maintenance performed during the first quarter of 2000.

Costs and Expenses

Total costs and expenses increased to $29,157 from $27,251 for the quarters ended March 31, 2001 and 2000, respectively, an increase of 7%. The increase is the result of higher depletion expense, partially offset by a decrease in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased less than 1% or approximately $100 during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

2. Depletion expense increased to $10,000 for the quarter ended March 31, 2001 from $8,000 for the same period in 2000. This represents an increase of 25%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were an increase in the price of oil and gas used to determine the Partnership's reserves, and the increase in oil and gas sales.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $129,200 in the quarter ended March 31, 2001 as compared to approximately $58,300 in the quarter ended March 31, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $125,000 in the quarter ended March 31, 2001 as compared to approximately $55,000 in the quarter ended March 31, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2001 were $125,000 of which $112,500 was distributed to the limited partners and $12,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2001 was $10.06. Total distributions during the quarter ended March 31, 2000 were $55,000 of which $49,500 was distributed to the limited partners and $5,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2000 was $4.43.

The source for the 2001 distributions of $125,000 were oil and gas operations of approximately $129,200, resulting in excess cash for contingencies or subsequent distributions to partners. The sources for the 2000 distributions of $55,000 were oil and gas operations of approximately $58,300, resulting in excess cash for contingencies or subsequent distributions to partners.

Since inception of the Partnership, cumulative monthly cash distributions of $5,222,302 have been made to the partners. As of March 31, 2001, $4,759,115 or $425.64, per limited partner unit has been distributed to the limited partners, representing a 85% return of the capital contributed.

As of March 31, 2001, the Partnership had approximately $201,200 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

               (c)  Reports on Form 8-K:

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



Date:  May 15, 2001