Form 10-Q
period 2001-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-B LP
filed 2001-08-01
CIK 859911

14 of 14
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1.                       Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund X-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2001            2000
                                                ---------      ------------
                                               (unaudited)

  Assets
  ------
Current assets:
 Cash and cash equivalents                    $     67,108         80,863
 Receivable from Managing General Partner          114,315        117,172
                                                 ---------      ---------
    Total current assets                           181,423        198,035
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  3,888,882      3,888,882
  Less accumulated depreciation,
   depletion and amortization                    3,477,853      3,455,853
                                                 ---------      ---------
    Net oil and gas properties                     411,029        433,029
                                                 ---------      ---------
                                              $    592,452        631,064
                                                 =========      =========

  Liabilities and Partners' Equity
  --------------------------------
Current liability - Distribution payable      $         49              1
                                                 ---------      ---------
Partners' equity:
 General partners                                 (33,981)       (32,315)
 Limited partners                                  626,384        663,378
                                                 ---------      ---------
    Total partners' equity                         592,403        631,063
                                                 ---------      ---------
                                              $    592,452        631,064
                                                 =========      =========

         Southwest Royalties Institutional Income Fund X-B, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2001      2000        2001      2000
                                   -----     -----       -----     -----
  Revenues
  --------
Income from net profits
 interests                    $    98,922     93,051    245,183    143,321
Interest                              972        437      2,016        954
                                  -------    -------    -------    -------
                                   99,894     93,488    247,199    144,275
                                  -------    -------    -------    -------

  Expenses
  --------
General and administrative         19,702     19,184     38,859     38,435
Depreciation, depletion and
 amortization                      12,000      4,000     22,000     12,000
                                  -------    -------    -------    -------
                                   31,702     23,184     60,859     50,435
                                  -------    -------    -------    -------
Net income                    $    68,192     70,304    186,340     93,840
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     7,217      6,687     18,751      9,526
                                  =======    =======    =======    =======
 General Partner              $       803        744      2,083      1,058
                                  =======    =======    =======    =======
 Limited partners             $    60,172     62,873    165,506     83,256
                                  =======    =======    =======    =======
  Per limited partner unit    $     5.38       5.62      14.80       7.45
                                  =======    =======    =======    =======

         Southwest Royalties Institutional Income Fund X-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2001      2000
                                                          ----      ----

Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $   248,546    138,900
 Cash paid to suppliers                                (39,365)   (33,580)
 Interest received                                        2,016        954
                                                        -------   --------
  Net cash provided by operating activities             211,197    106,274
                                                        -------   --------
Cash flows used in financing activities:

 Distributions to partners                            (224,952)   (94,996)
                                                        -------   --------
Net (decrease) increase in cash and cash
 equivalents                                           (13,755)     11,278

 Beginning of period                                     80,863     20,977
                                                        -------   --------
 End of period                                      $    67,108     32,255
                                                        =======   ========

Reconciliation of net income to net cash provided by operating activities:

Net income                                          $   186,340     93,840

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               22,000     12,000
  Decrease (increase) in receivables                      3,363    (4,421)
  (Decrease) increase in payables                         (506)      4,855
                                                        -------    -------
Net cash provided by operating activities           $   211,197    106,274
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2001, and for the three and six months ended June 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Based on current conditions, management does not anticipate performing workovers during 2001.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2001, the capitalized costs of the Partnership's reserves did not exceed the present value.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended June 30, 2001 and 2000:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    26.21     25.35         3%
Average price per mcf of gas             $     3.86      4.05       (5%)
Oil production in barrels                     5,600     5,000        12%
Gas production in mcf                        19,800    15,300        29%
Income from net profits interests        $   98,922    93,051         6%
Partnership distributions                $  100,000    40,000       150%
Limited partner distributions            $   90,000    36,000       150%
Per unit distribution to limited
 partners                                $     8.05      3.22       150%
Number of limited partner units              11,181    11,181

Revenues

The Partnership's income from net profits interests increased to $98,922 from $93,051 for the quarters ended June 30, 2001 and 2000, respectively, an increase of 6%. The principal factors affecting the comparison of the quarters ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000 by 3%, or $.86 per barrel, resulting in an increase of approximately $4,800 in income from net profits interests. Oil sales represented 66% of total oil and gas sales during the quarter ended June 30, 2001 as compared to 67% during the quarter ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 5%, or $.19 per mcf, resulting in a decrease of approximately $3,800 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $1,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 600 barrels or 12% during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000, resulting in an increase of approximately $15,200 in income from net profits interests.

    Gas production increased approximately 4,500 mcf or 29% during the same period, resulting in an increase of approximately $18,200 in income from net profits interests.

    The total increase in income from net profits interests due to the change in production is approximately $33,400. The increase in gas production is due to major repairs and maintenance preformed during 2001.

3. Lease operating costs and production taxes were 26% higher, or approximately $27,500 more during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. The increase in lease operating expense is due to maintenance on one lease being performed in 2001.

Costs and Expenses

Total costs and expenses increased to $31,702 from $23,184 for the quarters ended June 30, 2001 and 2000, respectively, an increase of 37%. The increase is primarily the result of higher depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 3% or approximately $500 during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

2. Depletion expense increased to $12,000 for the quarter ended June 30, 2001 from $4,000 for the same period in 2000. This represents an increase of 200%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000, and the increase in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

B.   General  Comparison of the Six Month Periods Ended June 30,  2001  and
2000

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2001 and 2000:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $   26.83     26.33          2%
Average price per mcf of gas             $    4.76      3.53         35%
Oil production in barrels                   11,200    10,300          9%
Gas production in mcf                       37,700    30,900         22%
Income from net profits interests        $ 245,183   143,321         71%
Partnership distributions                $ 225,000    95,000        137%
Limited partner distributions            $ 202,500    85,500        137%
Per unit distribution to limited
 partners                                $   18.11      7.65        137%
Number of limited partner units             11,181    11,181

Revenues

The Partnership's income from net profits interests increased to $245,183 from $143,321 for the six months ended June 30, 2001 and 2000, respectively, an increase of 71%. The principal factors affecting the comparison of the six months ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 by 2%, or $.50 per barrel, resulting in an increase of approximately $5,600 in income from net profits interests. Oil sales represented 63% of total oil and gas sales during the six months ended June 30, 2001 as compared to 71% during the six months ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 35%, or $1.23 per mcf, resulting in an increase of approximately $46,400 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $52,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 900 barrels or 9% during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, resulting in an increase of approximately $23,700 in income from net profits interests.

    Gas production increased approximately 6,800 mcf or 22% during the same period, resulting in an increase of approximately $24,000 in income from net profits interests.

    The total increase in income from net profits interests due to the change in production is approximately $47,700. The increase in gas production is due to major repairs and maintenance performed during the period ended June 30, 2001.

3.  Lease   operating  costs  and  production  taxes  were  1%  lower,   or
    approximately $2,100 less during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

Costs and Expenses

Total costs and expenses increased to $60,859 from $50,435 for the six months ended June 30, 2001 and 2000, respectively, an increase of 21%. The increase is primarily the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $400 during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

2. Depletion expense increased to $22,000 for the six months ended June 30, 2001 from $12,000 for the same period in 2000. This represents an increase of 83%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000, and the increase in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $211,200 in the six months ended June 30, 2001 as compared to approximately $106,300 in the six months ended June 30, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $225,000 in the six months ended June 30, 2001 as compared to approximately $95,000 in the six months ended June 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2001 were $225,000 of which $202,500 was distributed to the limited partners and $22,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2001 was $18.11. Total distributions during the six months ended June 30, 2000 were $95,000 of which $85,500 was distributed to the limited partners and $9,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2000 was $7.65.

The sources for the 2001 distributions of $225,000 were oil and gas operations of approximately $211,200, with the balance from available cash on hand at the beginning of the period. The sources for the 2000 distributions of $95,000 were oil and gas operations of approximately $106,300, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $5,322,302 have been made to the partners. As of June 30, 2001, $4,849,115 or $433.69 per limited partner unit has been distributed to the limited partners, representing an 87% return of the capital contributed.

As of June 30, 2001, the Partnership had approximately $181,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

              (a)            Reports on Form 8-K:

                                          No reports on Form 8-K were filed
               during the quarter ended June 30, 2001.

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

Date: August 15, 2001