Form 10-Q
period 2001-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-B LP
filed 2001-11-13
CIK 859911

Page 14 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 2000, which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

          Southwest Royalties Institutional Income Fund X-B, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   2001           2000
                                              -------------   ------------
                                               (unaudited)
Assets
------
Current assets:
 Cash and cash equivalents                    $     51,123         80,863
 Receivable from Managing General Partner           77,189        117,172
                                                 ---------      ---------
    Total current assets                           128,312        198,035
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  3,888,882      3,888,882
  Less accumulated depreciation,
   depletion and amortization                    3,499,853      3,455,853
                                                 ---------      ---------
    Net oil and gas properties                     389,029        433,029
                                                 ---------      ---------
                                              $    517,341        631,064
                                                 =========      =========

Liabilities and Partners' Equity
--------------------------------
Current liability - Distribution payable      $          1              1
                                                 ---------      ---------
Partners' equity:
 General partners                                 (39,287)       (32,315)
 Limited partners                                  556,627        663,378
                                                 ---------      ---------
    Total partners' equity                         517,340        631,063
                                                 ---------      ---------
                                              $    517,341        631,064
                                                 =========      =========

          Southwest Royalties Institutional Income Fund X-B, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  2001      2000        2001      2000
                                  ----      ----        ----      ----
Revenues
--------
Income from net profits
 interests                   $    65,413   136,260     310,596   279,581
Interest                             684       746       2,700     1,700
                                 -------   -------     -------   -------
                                  66,097   137,006     313,296   281,281
                                 -------   -------     -------   -------
Expenses
--------
General and administrative        19,160    19,170      58,019    57,606
Depreciation, depletion and
 amortization                     22,000    10,000      44,000    22,000
                                 -------   -------     -------   -------
                                  41,160    29,170     102,019    79,606
                                 -------   -------     -------   -------
Net income                   $    24,937   107,836     211,277   201,675
                                 =======   =======     =======   =======

Net income allocated to:

 Managing General Partner    $     4,224    10,606      22,975    20,130
                                 =======   =======     =======   =======
 General Partner             $       470     1,178       2,553     2,237
                                 =======   =======     =======   =======
 Limited Partners            $    20,243    96,052     185,749   179,308
                                 =======   =======     =======   =======
  Per limited partner unit   $      1.81      8.59       16.61     16.04
                                 =======   =======     =======   =======

          Southwest Royalties Institutional Income Fund X-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2001       2000
                                                       ----       ----
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $  348,301    239,702
 Cash paid to suppliers                              (55,741)   (47,884)
 Interest received                                      2,700      1,700
                                                    ---------    -------
  Net cash provided by operating activities           295,260    193,518
                                                    ---------    -------
Cash flows used in financing activities

 Distributions to partners                          (325,000)  (165,038)
                                                    ---------    -------
Net (decrease) increase in cash and cash equivalents            (29,740)
28,480

 Beginning of period                                   80,863     20,977
                                                    ---------    -------
 End of period                                     $   51,123     49,457
                                                    =========    =======
Reconciliation of net income to net
 cash provided by operating activities

Net income                                         $  211,277    201,675

Adjustments to reconcile net income to
 net cash provided by operating activities

 Depreciation, depletion and amortization              44,000     22,000
 Decrease (increase) in receivables                    37,705   (39,879)
 Increase in payables                                   2,278      9,722
                                                    ---------    -------
Net cash provided by operating activities          $  295,260    193,518
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2001, and for the three and nine months ended September 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Management does not anticipate performing workovers during the next twelve months. The Partnership could possibly experience an 8% - 10% decline.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. For the quarter ended September 30, 2001, the net capitalized cost did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended September 30, 2001 and 2000:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   24.89     29.16    (15%)
Average price per mcf of gas               $    2.47      4.72    (48%)
Oil production in barrels                      5,400     6,100    (11%)
Gas production in mcf                         19,600    16,000      23%
Income from net profits interests          $  65,413   136,260    (52%)
Partnership distributions                  $ 100,000    70,000      43%
Limited partner distributions              $  90,000    63,000      43%
Per unit distribution to limited partners  $    8.05      5.63      43%
Number of limited partner units               11,181    11,181

Revenues

The Partnership's income from net profits interests decreased to $65,413 from $136,260 for the quarters ended September 30, 2001 and 2000, respectively, a decrease of 52%. The principal factors affecting the comparison of the quarters ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 by 15%, or $4.27 per barrel, resulting in a decrease of approximately $23,100 in income from net profits interests. Oil sales represented 74% of total oil and gas sales during the quarter ended September 30, 2001 as compared to 70% during the quarter ended September 30, 2000.

     The average price for an mcf of gas received by the Partnership decreased during the same period by 48%, or $2.25 per mcf, resulting in a decrease of approximately $44,100 in income from net profits interests.

     The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $67,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 700 barrels or 11% during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000, resulting in a decrease of approximately $20,400 in income from net profits interests.

    Gas production increased approximately 3,600 mcf or 23% during the same period, resulting in an increase of approximately $17,000 in income from net profits interests.

    The total net decrease in income from net profits interests due to the change in production is approximately $3,400. The increase in gas production is due to successful workovers, repairs and maintenance performed during 2001.

3.  Lease  operating  costs  and  production  taxes  were  12%  lower,   or
    approximately $14,300 less during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

Costs and Expenses

Total costs and expenses increased to $41,160 from $29,170 for the quarters
ended  September 30, 2001 and 2000, respectively, an increase of 41%.   The
increase is the result of higher depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased less than 1% or approximately $10 during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

2. Depletion expense increased to $22,000 for the quarter ended September 30, 2001 from $10,000 for the same period in 2000. This represents an increase of 120%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

B.   General Comparison of the Nine Month Periods Ended September 30,  2001
and 2000

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2001 and 2000:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   26.02     27.81     (6%)
Average price per mcf of gas               $    4.01      3.69       9%
Oil production in barrels                     16,200    16,600     (2%)
Gas production in mcf                         57,200    47,300      21%
Income from net profits interests          $ 310,596   279,581      11%
Partnership distributions                  $ 325,000   165,000      97%
Limited partner distributions              $ 292,500   148,500      97%
Per unit distribution to limited partners  $   26.16     13.28      97%
Number of limited partner units               11,181    11,181

Revenues

The Partnership's income from net profits interests increased to $310,596 from $279,581 for the nine months ended September 30, 2001 and 2000, respectively, an increase of 11%. The principal factors affecting the comparison of the nine months ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 by 6%, or $1.79 per barrel, resulting in a decrease of approximately $29,000 in income from net profits interests. Oil sales represented 65% of total oil and gas sales during the nine months ended September 30, 2001 and 73% during the nine months ended September 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 9%, or $.32 per mcf, resulting in an increase of approximately $18,300 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $10,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 400 barrels or 2% during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, resulting in a decrease of approximately $11,100 in income from net profits interests.

    Gas production increased approximately 9,900 mcf or 21% during the same period, resulting in an increase of approximately $36,500 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in production is approximately $25,400. The increase in gas production is due to successful workovers, repairs and maintenance performed during 2001.

3. Lease operating costs and production taxes were 5% lower, or approximately $16,400 less during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

Costs and Expenses

Total costs and expenses increased to $102,019 from $79,606 for the nine months ended September 30, 2001 and 2000, respectively, an increase of 28%. The increase is the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $400 during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

2. Depletion expense increased to $44,000 for the nine months ended September 30, 2001 from $22,000 for the same period in 2000. This represents an increase of 100%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $295,300 in the nine months ended September 30, 2001 as compared to approximately $193,500 in the nine months ended September 30, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $325,000 in the nine months ended September 30, 2001 as compared to approximately $165,000 in the nine months ended September 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2001 were $325,000 of which $292,500 was distributed to the limited partners and $32,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2001 was $26.16. Total distributions during the nine months ended September 30, 2000 were $165,000 of which $148,500 was distributed to the limited partners and $16,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2000 was $13.28.

The sources for the 2001 distributions of $325,000 were oil and gas operations of approximately $295,300, with the balance from available cash on hand at the beginning of the period. The sources for the 2000 distributions of $165,000 were oil and gas operations of approximately $193,500, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $5,422,302 have been made to the partners. As of September 30, 2001, $4,939,115 or $441.74 per limited partner unit has been distributed to the limited partners, representing a 88% return of the capital contributed.

As of September 30, 2001, the Partnership had approximately $128,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

             (a) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

Date:     November 14, 2001