Form 10-Q
period 2002-03-21
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-B LP
filed 2002-05-15
CIK 859911

14 of 14
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2001 which are found in the Registrant's Form 10-K Report for 2001 filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet included herein has been taken from the Registrant's 2001 Form 10-K Report. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund X-B, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     2002           2001
                                                  ---------     ------------
                                                 (unaudited)

  Assets
  ------

Current assets:
 Cash and cash equivalents                   $        11,844       48,952
 Receivable from Managing General Partner             51,190       53,962

---------                                    ---------
                                                 Total    current    assets
63,034                                       102,914

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         3,888,882    3,888,882
  Less accumulated depreciation,
                                               depletion  and  amortization
3,516,853                                    3,510,853

---------                                    ---------
                                              Net  oil  and gas  properties
372,029                                      378,029

---------                                    ---------
                                                                          $
435,063                                      480,943

=========                                    =========

  Liabilities and Partners' Equity
  --------------------------------

Current liability - distribution payable     $             1           37

---------                                    ---------
Partners' equity:
 General partners                                   (45,815)     (41,831)
 Limited partners                                    480,877      522,737

---------                                    ---------
                                                Total    partners'   equity
435,062                                      480,906

---------                                    ---------
                                                                          $
435,063                                      480,943

=========                                    =========

         Southwest Royalties Institutional Income Fund X-B, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2002      2001
                                                          ----      ----
  Revenues
  --------

Income from net profits interests                   $    29,258    146,261
Interest                                                    181      1,044
                                                        -------    -------
                                                         29,439    147,305
                                                        -------    -------
  Expenses
  --------

General and administrative                               19,283     19,157
Depreciation, depletion and amortization                  6,000     10,000
                                                        -------    -------
                                                         25,283     29,157
                                                        -------    -------
Net income                                          $     4,156    118,148
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $       914     11,533
                                                        =======    =======
 General partner                                    $       102      1,281
                                                        =======    =======
 Limited partners                                   $     3,140    105,334
                                                        =======    =======
  Per limited partner unit                          $       .28      9.42
                                                        =======    =======

         Southwest Royalties Institutional Income Fund X-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2002      2001
                                                          ----      ----

Cash flows from operating activities:

 Cash received from net profits interests           $    31,873    147,553
 Cash paid to suppliers                                (19,126)   (19,390)
 Interest received                                          181      1,044
                                                       --------   --------
  Net cash provided by operating activities              12,928    129,207
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                             (50,036)  (125,001)
                                                       --------   --------

Net  (decrease) increase in cash and cash equivalents              (37,108)
4,206

 Beginning of period                                     48,952     80,863
                                                       --------   --------
 End of period                                      $    11,844     85,069
                                                       ========   ========

Reconciliation of net income to net cash provided by operating activities:

Net income                                          $     4,156    118,148

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization                6,000     10,000
  Decrease in receivables                                 2,615      1,292
  Increase (decrease) in payables                           157      (233)
                                                        -------    -------
Net cash provided by operating activities           $    12,928    129,207
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2002, and for the three months ended March 31, 2002, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2002, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. The net profits interest is a calculated revenue interest that burdens the underlying working interest in the property, and the net profits interest owner is not responsible for the actual development or production expenses incurred. Accordingly, if the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2002 and 2001

The following table provides certain information regarding performance factors for the quarters ended March 31, 2002 and 2001:

                                               Three Months
                                                  Ended         Percentage
                                                         March          31,
Increase
                                              2002      2001    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   18.95     26.69    (29%)
Average price per mcf of gas              $    1.99      5.96    (67%)
Oil production in barrels                     5,200     5,500     (5%)
Gas production in mcf                        17,400    17,000       2%
Income from net profits interests         $  29,258   146,261    (80%)
Partnership distributions                 $  50,000   125,000    (60%)
Limited partner distributions             $  45,000   112,500    (60%)
Per unit distribution to limited
 partners                                 $    4.02     10.06    (60%)
Number of limited partner units              11,181    11,181

Revenues

The Partnership's income from net profits interests decreased to $29,258 from $146,261 for the quarters ended March 31, 2002 and 2001, respectively, a decrease of 80%. The principal factors affecting the comparison of the quarters ended March 31, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 by 29%, or $7.74 per barrel, resulting in a decrease of approximately $40,200 in income from net profits interests. Oil sales represented 74% of total oil and gas sales during the quarter ended March 31, 2002 as compared to 59% during the quarter ended March 31, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 67%, or $3.97 per mcf, resulting in a decrease of approximately $69,100 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $109,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 300 barrels or 5% during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001, resulting in a decrease of approximately $8,000 in income from net profits interests.

    Gas production increased approximately 400 mcf or 2% during the same period, resulting in an increase of approximately $2,400 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $5,600.

3.  Lease  operating  costs  and  production  taxes  were  2%  higher,   or
    approximately $2,000 more during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001.

Costs and Expenses

Total costs and expenses decreased to $25,283 from $29,157 for the quarters ended March 31, 2002 and 2001, respectively, a decrease of 13%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $100 during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001.

2. Depletion expense decreased to $6,000 for the quarter ended March 31, 2002 from $10,000 for the same period in 2001. This represents a decrease of 40%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decrease in depletion expense between the comparative periods were the decrease in the price of gas used to determine the Partnership's reserves for April 1, 2002 as compared to 2001, and the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $12,900 in the quarter ended March 31, 2002 as compared to approximately $129,200 in the quarter ended March 31, 2001. The primary source of the 2002 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $50,000 in the quarter ended March 31, 2002 as compared to approximately $125,000 in the quarter ended March 31, 2001. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2002 were $50,000 of which $45,000 was distributed to the limited partners and $5,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2002 was $4.02. Total distributions during the quarter ended March 31, 2001 were $125,000 of which $112,500 was distributed to the limited partners and $12,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2001 was $10.06.

The sources for the 2002 distributions of $50,000 were oil and gas operations of approximately $12,900, with the balance from available cash on hand at the beginning of the period. The source for the 2001 distributions of $125,000 were oil and gas operations of approximately $129,200, resulting in excess cash for contingencies or subsequent distributions to partners.

Since inception of the Partnership, cumulative monthly cash distributions of $5,549,098 have been made to the partners. As of March 31, 2002, $5,053,231 or $451.95 per limited partner unit has been distributed to the limited partners, representing a 91% return of the capital contributed.

As of March 31, 2002, the Partnership had approximately $63,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values. Upon the occurrence of any event of dissolution by the Managing General Partner, the holders of a majority of limited partnership interests may, by written agreement, elect to continue the business of the Partnership in the Partnership's name, with Partnership property, in a reconstituted partnership under the terms of the partnership agreement and to designate a successor Managing General Partner. The Managing General Partner as of April 19, 2002, successfully completed an exchange of a portion of their bond debt for equity and performed a refinancing of its revolving credit facility.

Recent Accounting Pronouncements

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

On October 3, 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Assessment by the Managing
General Partner revealed this pronouncement to have no impact on the partnerships.

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



Date:  May 15, 2002