Form 10-Q
period 2003-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-B LP
filed 2003-11-14
CIK 859911

1 of 24
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

                      ________(432) 686-9927________
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes __X__ No _____

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes ____ No __X__


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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002, which are found in the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002 filed with the Securities and Exchange Commission on November 12, 2003. The December 31, 2002 balance sheet included herein has been derived from the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results for the full year.

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

This change in depletion method was applied as a cumulative effect of a change in accounting principle effective as of January 1, 2002. The unaudited condensed financial statements of the Partnership for the periods ended September 30, 2002, included herein, have been restated (as described in Notes 4 and 5 to the Partnership's financial statements) using the new depletion method and differ from those previously issued in the Partnership's Quarterly Report on Form 10-Q for the periods ended September 30, 2002.

          Southwest Royalties Institutional Income Fund X-B, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2003      2002
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
---------

Current assets:
 Cash and cash equivalents    $  41,766    64,725
  Receivable  from  Managing     74,506    78,656
General Partner
                                 --------  --------
                                 -----     -----
   Total current assets          116,272   143,381
                                 --------  --------
                                 -----     -----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       3,931,84  3,851,38
                                 1         2
       Less      accumulated
depreciation,
         depletion       and     3,591,25  3,591,85
amortization                     7         3
                                 --------  --------
                                 -----     -----
      Net   oil   and    gas     340,584   259,529
properties
                                 --------  --------
                                 -----     -----
                              $  456,856   402,910
                                 =======   =======

Liabilities  and   Partners'
Equity
----------------------------
---------

Current     liability      -  $  332       -
distribution payable
                                 --------  --------
                                 -----     -----
Other long term liabilities      202,000   -
                                 --------  --------
                                 -----     -----
Partners' equity:
 General partners                (54,569)  (41,530)
 Limited partners                309,093   444,440
                                 --------  --------
                                 -----     -----
   Total partners' equity        254,524   402,910
                                 --------  --------
                                 -----     -----
                              $  456,856   402,910
                                 =======   =======

          Southwest Royalties Institutional Income Fund X-B, L.P.
                         Statements of Operations
                                (unaudited)

                                    Three Months Ended   Nine Months Ended
                                      September 30,        September 30,
                                     2003       2002      2003      2002
                                             (Restated            (Restate
                                                 )                   d)
                                     ----       ----      ----      ----
Revenues
------------
Income from net profits          $ 29,906    86,970     209,809   176,030
interests
Interest                           57        188        322       427
Miscellaneous settlement           -         3,660      117       3,660
                                   --------  ---------  --------  --------
                                   -                    -         --
                                   29,963    90,818     210,248   180,117
                                   --------  ---------  --------  --------
                                   -                    -         --
Expenses
------------
General and administrative         21,523    20,260     67,688    58,748
Depreciation, depletion and        6,000     7,000      18,000    21,000
amortization
Accretion of asset retirement      3,811     -          11,522    -
obligation
                                   --------  ---------  --------  --------
                                   -                    -         --
                                   31,334    27,260     97,210    79,748
                                   --------  ---------  --------  --------
                                   -                    -         --
Net income (loss) before           (1,371)   63,558     113,038   100,369
cumulative effects

Cumulative effect of change in
accounting
  principle - SFAS No. 143 -       -         -          (91,424)  -
See Note 3
Cumulative effect of change in
accounting principle
  - change in depletion method     -         -          -         (55,000)
- See Note 4
                                   --------  ---------  --------  --------
                                   -                    -         --
Net income (loss)                $ (1,371)   63,558     21,614    45,369
                                   =====     =====      =====     ======
Net income (loss) allocated to:

  Managing General Partner       $ 417       6,350      3,565     10,923
                                   =====     =====      =====     ======
  General Partner                $ 46        706        396       1,214
                                   =====     =====      =====     ======
  Limited Partners               $ (1,834)   56,502     17,653    33,232
                                   =====     =====      =====     ======
     Per limited partner unit    $  (.16)         5.05
before cumulative effect                                8.94      7.89
     Cumulative effects per        -         -           (7.36)
limited partner unit                                              (4.92)
                                   --------  ---------  --------  --------
                                   -                    -         --
     Per limited partner unit    $  (.16)         5.05
                                                        1.58      2.97
                                   =====     =====      =====     ======
Pro forma amounts assuming
change is applied
  retroactively (See Note 3):
  Net income before cumulative   $ -         60,011     -         89,728
effect
                                   =====     =====      =====     ======
    Per  limited  partner  unit  $ -           4.77     -           7.03
(11,181.0)
                                   =====     =====      =====     ======
  Net income                     $ -         60,011     -         34,728
                                   =====     =====      =====     ======
    Per  limited  partner  unit  $ -           4.77     -           2.11
(11,181.0)
                                   =====     =====      =====     ======

          Southwest Royalties Institutional Income Fund X-B, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                       2003     2002
                                                              (Restate
                                                                 d)
                                                       ----     ----
            Cash flows from operating activities

            Cash received from income from net
              profits interests                    $ 198,044  154,014
            Cash paid to suppliers                   (51,774  (56,135)
                                                     )
            Interest received                        322      427
            Miscellaneous settlement                 117      3,660
                                                     -------  --------
                                                     ---      --
              Net cash provided by operating         146,709  101,966
            activities
                                                     -------  --------
                                                     ---      --
            Cash flows used in financing
            activities

            Distributions to partners                (169,66  (100,012
                                                     8)       )
                                                     -------  --------
                                                     ---      --
              Net decrease in cash and cash          (22,959  (1,954)
            equivalents                              )

            Beginning of period                      64,725   48,952
                                                     -------  --------
                                                     ---      --
            End of period                          $ 41,766   50,906
                                                     ======   ======
            Reconciliation of net income to net
            cash
            provided by operating activities

            Net income                             $ 21,614   45,369

            Adjustments to reconcile net income
            to net
            cash provided by operating
            activities

            Depreciation, depletion and              18,000   21,000
            amortization
            Accretion of asset retirement            11,522   -
            obligation
            Cumulative effect of change in
            accounting
              principle - SFAS No. 143               91,424   -
            Cumulative effect of change in
            accounting
              principle - change in depletion        -        55,000
            method
            Increase in receivables                  (11,765  (22,016)
                                                     )
            Increase in payables                     15,914   2,613
                                                     -------  --------
                                                     ---      --
            Net cash provided by operating         $ 146,709  101,966
            activities
                                                     ======   ======
            Noncash investing and financing
            activities:

            Increase in oil and gas properties -
            Adoption
              of SFAS No. 143                      $ 101,341  -
                                                     ======   ======
            Decrease in oil and gas properties -
            SFAS No. 143
              Asset retirement obligation          $ 2,287    -
            settlement
                                                     ======   ======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2003, and for the three and nine months ended September 30, 2003, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2002, filed with SEC on November 12, 2003.

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $101,341, a long term liability of approximately $192,765 and a loss of approximately $91,424 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2003, the asset retirement obligation was $202,000, and the increase in the balance from January 1, 2003 of $11,522 is due to accretion expense, partially offset by the plug and abandonment of oil and gas properties, which decreased the asset retirement obligation by $2,287. The pro forma amounts for the three and nine months ended September 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

          Southwest Royalties Institutional Income Fund X-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

4. Cumulative effect of change in accounting principle - change in depletion method
     In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The
     Partnership adopted the units-of-production method through the recording of a cumulative effect of a change in accounting principle in the amount of $55,000 effective as of January 1, 2002. The Partnership's depletion for the three and nine months ended September 30, 2003 and 2002 has been calculated using the units-of-production method. There was no effect due to the change in depletion method on the quarter ended September 30, 2002. The effect of the change on the nine months ended September 30, 2003 was to decrease net income by $55,000 ($4.92 per limited partner unit).

5.   September 30, 2002 Restatement
     During the fourth quarter of 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Note 4.

     This change in the method used to implement the Partnership's change in the manner in which it determines depletion resulted in a decrease in the Partnership's previously reported net oil and gas properties of $53,000 from $312,529 to $259,529 as of December 31, 2002 and did not
     effect the Partnership's 2002 cash flows from operations, investing or financing activities.

     The change had the following effects on the Statement of Operations for the three and nine months ended September 30, 2002.

                           Three Months Ended      Nine Months Ended
                                  (1)
                                    Previousl               Previousl
                                        y                       y
                          Restated   Reported     Restated  Reported
  Depreciation,
  depletion and
  amortization                           $        21,000    21,000
                                    7,000
  Income before                     63,558        100,369   100,369
  cumulative effect
Cumulative effect of
  change in
  accounting principle              -             (55,000)  -
  Net income                        63,558        45,369    100,369
  Net income allocated
  to:
  Managing General                  6,350         10,923    10,923
  Partner
  General partner                   706           1,214     1,214
  Limited partners                  56,502        33,232    88,232
   Income per limited
  partner
     unit before                         5.05
  cumulative effect                               7.89      7.89
   Cumulative effect
  per limited
     partner unit                        -                       -
                                                  (4.92)
   Net income per
  limited
     partner unit                        5.05       2.97      7.89

(1) There was no effect due to the change in depletion method on the quarter ended September 30, 2002.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2003, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2003 and 2002

The following table provides certain information regarding performance factors for the quarters ended September 30, 2003 and 2002:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2003      2002    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $   29.17              9%
oil                                        26.74
Average price per mcf of gas  $    4.11              47%
                                           2.80
Oil production in barrels        4,650     5,100     (9%)
Gas production in mcf            16,500    17,600    (6%)
Income   from  net   profits  $  29,906    86,970    (66%)
interests
Partnership distributions     $  -         50,000    (100%)
Limited              partner  $  -         45,000    (100%)
distributions
Per  unit  distribution   to
limited
 partners                     $       -              (100%)
                                           4.02
Number  of  limited  partner     11,181    11,181
units

Revenues

The Partnership's income from net profits interests decreased to $29,906 from $86,970 for the quarters ended September 30, 2003 and 2002, respectively, a decrease of 66%. The principal factors affecting the comparison of the quarters ended September 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002 by 9%, or $2.43 per barrel, resulting in an increase of approximately $11,300 in income from net profits interests. Oil sales represented 67% of total oil and gas sales during the quarter ended September 30, 2003 as compared to 73% during the quarter ended September 30, 2002.

     The average price for an mcf of gas received by the Partnership increased during the same period by 47%, or $1.31 per mcf, resulting in an increase of approximately $21,600 in income from net profits interests.

     The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $32,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 450 barrels or 9% during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002, resulting in a decrease of approximately $12,000 in income from net profits interests.

    Gas production decreased approximately 1,100 mcf or 6% during the same period, resulting in a decrease of approximately $3,100 in income from net profits interests.

    The decrease in income from net profits interests due to the change in production is approximately $15,100.

3. Lease operating costs and production taxes were 76% higher, or approximately $74,900 more during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. The increase in lease operating expense s due to one lease that a workover was performed during the quarter ended September 30, 2003 to remove stuck tubing out of the hole. In addition four wells were plugged and abandoned.

Costs and Expenses

Total costs and expenses increased to $31,334 from $27,260 for the quarters ended September 30, 2003 and 2002, respectively, an increase of 15%. The increase is a direct result of the accretion expense associated with our long term liability related to expected abandonment costs of our oil and natural gas properties, general and administrative expense, partially offset by a decrease in depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 6% or approximately $1,300 during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees.

2. Depletion expense decreased to $6,000 for the quarter ended September 30, 2003 from $7,000 for the same period in 2002. This represents a decrease of 14%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group (See Note 4 of the notes to the financial statements).

B.   General Comparison of the Nine Month Periods Ended September 30,  2003
and 2002

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2003 and 2002:

                               Nine Months
                                  Ended         Percenta
                                                   ge
                              September 30,     Increase
                              2003      2002    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Average    price    per  $   30.36              30%
barrel of oil                         23.33
Average  price per  mcf  $    4.76              87%
of gas                                2.54
Oil    production    in     14,550    15,000    (3%)
barrels
Gas production in mcf       47,900    51,300    (7%)
Income from net profits  $  209,809   176,030   19%
interests
Partnership              $  170,000   100,000   70%
distributions
Limited         partner  $  153,000   90,000    70%
distributions
Per  unit  distribution
to limited
 partners                $   13.68              70%
                                      8.05
Number    of    limited     11,181    11,181
partner units

Revenues

The Partnership's income from net profits interests increased to $209,809 from $176,030 for the nine months ended September 30, 2003 and 2002, respectively, a increase of 19%. The principal factors affecting the comparison of the nine months ended September 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 by 30%, or $7.03 per barrel, resulting in an increase of approximately $102,300 in income from net profits interests. Oil sales represented 66% of total oil and gas sales during the nine months ended September 30, 2003 and 73% during the nine months ended September 30, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 87%, or $2.22 per mcf, resulting in an increase of approximately $106,300 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $208,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 450 barrels or 3% during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, resulting in a decrease of approximately $10,500 in income from net profits interests.

    Gas production decreased approximately 3,400 mcf or 7% during the same period, resulting in a decrease of approximately $8,600 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $19,100.

3. Lease operating costs and production taxes were 51% higher, or approximately $155,500 more during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase in lease operating expense s due to one lease that a workover was performed during the nine months ended September 30, 2003 to remove stuck tubing out of the hole. In addition four wells were plugged and abandoned.

Costs and Expenses

Total costs and expenses increased to $97,210 from $79,748 for the nine months ended September 30, 2003 and 2002, respectively, an increase of 22%. The increase is a direct result of the accretion expense associated with our long term liability related to expected abandonment costs of our oil and natural gas properties, general and administrative expense, partially offset by an decrease in depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 15% or approximately $8,900 during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees.

2.  Depletion  expense  decreased to $18,000  for  the  nine  months  ended
    September  30,  2003 from $21,000 for the same period  in  2002.   This
    represents a decrease of 14%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production
    method.   The newly adopted accounting principle is preferable  in  the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The change in method had no effect on depletion expense for the nine months ended September 30, 2002 however; it decreased net income for the nine months ended September 30, 2002 by $55,000(See Note 4 of the notes to the financial statements).

Cumulative effect of change in accounting principle

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $101,341, a long term liability of approximately $192,765 and a loss of approximately $91,424 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2003, the asset retirement obligation was $202,000, and the increase in the balance from January 1, 2003 of $11,522 is due to accretion expense, partially offset by the plug and abandonment of oil and gas properties, which decreased the asset retirement obligation by $2,287. The pro forma amounts for the three and nine months ended September 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $146,700 in the nine months ended September 30, 2003 as compared to approximately $102,000 in the nine months ended September 30, 2002. The primary source of the 2003 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $169,700 in the nine months ended September 30, 2003 as compared to approximately $100,000 in the nine months ended September 30, 2002. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2003 were $170,000 of which $153,000 was distributed to the limited partners and $17,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2003 was $13.68. Total distributions during the nine months ended September 30, 2002 were $100,000 of which $90,000 was distributed to the limited partners and $10,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2002 was $8.05.

The source for the 2003 distributions of $170,000 were oil and gas operations of approximately $146,700, with the balance from available cash on hand at the beginning of the period. The source for the 2002 distributions of $100,000 were oil and gas operations of approximately $102,000, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative cash distributions of $5,845,352 have been made to the partners. As of September 30, 2003, $5,319,860 or $475.79 per limited partner unit has been distributed to the limited partners, representing a 95% return of the capital contributed.

As of September 30, 2003, the Partnership had approximately $115,900 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

The  Managing General Partner has examined various alternatives to  address the issue of depleting producing reserves. Continuing operations exposes the partnership to an inevitable decline in operating results and distributions of cash. Liquidating the partnership would result in immediate realization of cash for limited partners, but prices paid by purchasers of Partnership property in liquidation would likely include a substantial discount for risks and uncertainties of future cash flows, as well as any development risks. After reviewing various alternatives, the Managing General Partner initiated a plan to merge the Partnership and 20 other limited partnerships with and into the Managing General Partner. On October 17, 2002, the Managing General Partner filed a Registration Statement on Form S-4 with the Securities and Exchange Commission relating to this proposed merger. There is no assurance, however, that this merger will be consummated. Currently the Managing General Partner is evaluating whether or not to continue to pursue the proposed merger.

Liquidity - Managing General Partner
In  previous  reports  the Partnership provided that the  Managing  General
Partner had $124.0 million of principal scheduled to mature between December 31, 2002 and December 31, 2004. Subsequent to September 30, 2003 the Managing General Partner refinanced the majority of its debt obligations and currently has $71.7 million in debt scheduled to mature on June 1, 2006 and $40.0 million in debt scheduled to mature on October 15, 2008. The Managing General Partner believes that it has adequate cash flows to meet its debt principal maturities scheduled for 2004.

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

Item 4.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The senior management of the Partnership's Managing General Partner is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer of officers and principal financial officer or officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Partnership carried out an evaluation, with the participation of the Chief Executive
Officer and Chief Financial Officer of the Managing General Partner, as well as other key members of the Managing General Partner's management, of the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Managing General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Partnership's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls. There have not been any changes in the Partnership's internal controls over financial reporting identified in connection with the evaluation described above that occurred during the Partnership's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these internal controls over financial reporting.

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

Date:     November 14, 2003

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


Date:  November 14, 2003           /s/ H.H. Wommack, III
                                   H. H. Wommack, III
                                    Chairman, President and Chief Executive
Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-B, L.P.

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


Date:  November 14, 2003           /s/ Bill E. Coggin
                                   Bill E. Coggin
                                   Executive Vice President
                                   and Chief Financial Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-B, L.P.

           CERTIFICATION PURSUANT TO               Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund X-B, Limited Partnership (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  November 14, 2003




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

              CERTIFICATION PURSUANT TO               Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


    In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund X-B, Limited Partnership (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  November 14, 2003




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional Income Fund X-B, L.P.