Form 10-Q
period 2004-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-B LP
filed 2004-11-15
CIK 859911

1 of 1
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

                               6 Desta Drive
                           Midland, Texas 79705
                 (Address of principal executive offices)

                               432-682-6324
                      (Registrant's telephone number,
                           including area code)

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


         The total number of pages contained in this report is 23.


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



                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2003, which are found in the Registrant's Form 10-K Report for 2003 filed with the Securities and Exchange Commission. The December 31, 2003 balance sheet included herein has been taken from the Registrant's 2003 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year.


          Southwest Royalties Institutional Income Fund X-B, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2004      2003
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
---------

Current assets:
 Cash and cash equivalents    $  94,882    11,800
  Receivable  from  Managing     130,104   50,094
General Partner
                                 --------  --------
                                 ----      -----
   Total current assets          224,986   61,894
                                 --------  --------
                                 ----      -----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       3,933,60  3,934,20
                                 9         3
       Less      accumulated
depreciation,
         depletion       and     3,611,41  3,596,25
amortization                     1         7
                                 --------  --------
                                 ----      -----
      Net   oil   and    gas     322,198   337,946
properties
                                 --------  --------
                                 ----      -----
                              $  547,184   399,840
                                 =======   =======

Liabilities  and   Partners'
Equity
----------------------------
----

Current     liability      -  $  -         332
distribution payable
                                 --------  --------
                                 ----      -----

Asset retirement obligation      217,633   205,889
                                 --------  --------
                                 ----      -----
Partners' equity:
 General partner                 (43,240)  (60,160)
 Limited partners                372,791   253,779
                                 --------  --------
                                 ----      -----
   Total partners' equity        329,551   193,619
                                 --------  --------
                                 ----      -----
                              $  547,184   399,840
                                 =======   =======


          Southwest Royalties Institutional Income Fund X-B, L.P.
                         Statements of Operations
                                (unaudited)

                                    Three Months Ended   Nine Months Ended
                                      September 30,        September 30,
                                     2004       2003      2004      2003
                                     -----     -----      -----     -----
Revenues
------------
Income from net profits          $ 159,626   29,906     399,197   209,809
interests
Interest                           149       57         254       322
Other                              -         -          250       117
                                   --------  ---------  --------  --------
                                   --                   --        -
                                   159,775   29,963     399,701   210,248
                                   --------  ---------  --------  --------
                                   --                   --        -
Expenses
------------
General and administrative         22,429    21,523     68,166    67,688
Depreciation, depletion and        5,154     6,000      15,154    18,000
amortization
Accretion of asset retirement      4,107     3,811      12,339    11,522
obligation
                                   --------  ---------  --------  --------
                                   --                   --        -
                                   31,690    31,334     95,659    97,210
                                   --------  ---------  --------  --------
                                   --                   --        -
Net income (loss) before           128,085   (1,371)    304,042   113,038
cumulative effects

Cumulative effect of change in
accounting
  principle - SFAS No. 143 -       -         -          -         (91,424)
See Note 3
                                   --------  ---------  --------  --------
                                   --                   --        -
Net income (loss)                $ 128,085   (1,371)    304,042   21,614
                                   ======    =====      ======    =====
Net income (loss) allocated to:

  Managing General Partner       $ 11,992    417        28,728    3,565
                                   ======    =====      ======    =====
  General Partner                $ 1,332     46         3,192     396
                                   ======    =====      =====     =====
  Limited Partners               $ 114,761   (1,834)    272,122   17,653
                                   ======    =====      ======    =====
     Per limited partner unit    $  10.26     (.16)      24.34
before cumulative effect                                          8.94
     Cumulative effects per        -         -          -          (7.36)
limited partner unit
                                   --------  ---------  --------  --------
                                   --                   --        -
     Per limited partner unit    $  10.26     (.16)      24.34
                                                                  1.58
                                   ======    =====      ======    =====

          Southwest Royalties Institutional Income Fund X-B, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                       2004     2003
                                                      -----     -----
            Cash flows from operating activities

            Cash received from income from net
              profits interests                    $ 307,642  198,044
            Cash paid to suppliers                   (56,622  (51,774)
                                                     )
            Interest received                        254      322
            Other                                    250      117
                                                     -------  --------
                                                     ---      --
              Net cash provided by operating         251,524  146,709
            activities
                                                     -------  --------
                                                     ---      --
            Cash flows used in financing
            activities

            Distributions to partners                (168,44  (169,668
                                                     2)       )
                                                     -------  --------
                                                     ---      --
              Net increase (decrease) in cash        83,082   (22,959)
            and cash equivalents

            Beginning of period                      11,800   64,725
                                                     -------  --------
                                                     ---      --
            End of period                          $ 94,882   41,766
                                                     ======   ======
            Reconciliation of net income to net
            cash
            provided by operating activities

            Net income                             $ 304,042  21,614

            Adjustments to reconcile net income
            to net
            cash provided by operating
            activities

            Depreciation, depletion and              15,154   18,000
            amortization
            Accretion of asset retirement            12,339   11,522
            obligation
            Cumulative effect of change in
            accounting
              principle - SFAS No. 143               -        91,424
            Increase in receivables                  (91,555  (11,765)
                                                     )
            Increase in payables                     11,544   15,914
                                                     -------  --------
                                                     ---      --
            Net cash provided by operating         $ 251,524  146,709
            activities
                                                     ======   ======
            Noncash investing and financing
            activities:

            Increase in oil and gas properties -
            Adoption
              of SFAS No. 143                      $ -        101,341
                                                     ======   ======
            Increase in oil and gas properties -
            SFAS No. 143
              Add new wells                        $ 57       -
                                                     ======   ======
            Decrease in oil and gas properties -
            SFAS No. 143
              Asset retirement obligation          $ -        2,287
            settlement
                                                     ======   ======
            Decrease in oil and gas properties -
            SFAS No. 143
              Plug and abandoned wells             $ 651      -
                                                     ======   ======
         Southwest Royalties Institutional Income Fund X-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

1.   Organization
     Southwest Royalties Institutional Income Fund X-B, L.P. was organized under the laws of the state of Delaware on November 27, 1990 for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the Partnership Agreement. The Partnership sells its oil and gas production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc. a wholly owned subsidiary of Clayton Williams Energy, Inc., serves as the Managing General Partner and Blue Heel Company, a wholly owned subsidiary of Southwest Royalties, Inc., acquired the general partner interest from H.H. Wommack, III. Revenues, costs and expenses are allocated as follows:

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2004, and for the three and nine months ended September 30, 2004, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $101,341, a long term liability of approximately $192,765 and a loss of approximately $91,424 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2004, the asset retirement obligation was $217,633, and the increase in the balance from January 1, 2004 is due to accretion expense of $12,339 and the addition of new wells of $57 partially offset by a reduction for plug and abandoned wells of $651.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2004, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of September 30, 2004, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2004 and 2003

The following table provides certain information regarding performance factors for the quarters ended September 30, 2004 and 2003:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2004      2003    (Decreas
                                                        e)
                                  -----     -----    --------
                                                        --
Average price per barrel  of  $   42.21              45%
oil                                        29.17
Average price per mcf of gas  $    5.15              25%
                                           4.11
Oil production in barrels        4,520     4,650     (3%)
Gas production in mcf            17,979    16,500    9%
Income   from  net   profits  $  159,626   29,906    434%
interests
Partnership distributions     $  100,000   -         100%
Limited              partner  $  90,000    -         100%
distributions
Per  unit  distribution   to
limited
 partners                     $    8.05         -    100%
Number  of  limited  partner     11,181    11,181
units

Revenues

The Partnership's income from net profits interests increased to $159,626 from $29,906 for the quarters ended September 30, 2004 and 2003, respectively, an increase of 434%. The principal factors affecting the comparison of the quarters ended September 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 by 45%, or $13.04 per barrel, resulting in an increase of approximately $58,900 in income from net profits interests. Oil sales represented 67% of total oil and gas sales during the quarter ended September 30, 2004 as compared to 67% during the quarter ended September 30, 2002.

     The average price for an mcf of gas received by the Partnership increased during the same period by 25%, or $1.04 per mcf, resulting in an increase of approximately $18,700 in income from net profits interests.

     The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $77,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.


2. Oil production decreased approximately 130 barrels or 3% during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003, resulting in a decrease of approximately $3,800 in income from net profits interests.

    Gas production increased approximately 1,479 mcf or 9% during the same period, resulting in an increase of approximately $6,100 in income from net profits interests.

    The net increase in income from net profits interests due to the change in production is approximately $2,300.

3. Lease operating costs and production taxes were 29% lower, or approximately $49,800 less during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003. Lease operating costs in 2003 included well workover costs on one well.

Costs and Expenses

Total costs and expenses increased to $31,690 from $31,334 for the quarters ended September 30, 2004 and 2003, respectively, an increase of 1%. The increase is a result of higher accretion expense and general and administrative expense, partially offset by a decrease in depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 4% or approximately $900 during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003.

2. Depletion expense decreased to $5,154 for the quarter ended September 30, 2004 from $6,000 for the same period in 2003. This represents a decrease of 14%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended September 30, 2004, which was $.69 applied to 7,517 BOE as compared to $.81 applied to 7,400 BOE for the same period in 2003. The lower depreciation rate in 2004 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

3. Accretion expense increased to $4,107 for the quarter ended September 30, 2004 from $3,811 for the same period in 2003. This represents an increase of 8%.



B.   General Comparison of the Nine-Month Periods Ended September 30,  2004
and 2003

The following table provides certain information regarding performance factors for the nine-month periods ended September 30, 2004 and 2003:

                               Nine Months
                                  Ended         Percenta
                                                   ge
                              September 30,     Increase
                              2004      2003    (Decreas
                                                   e)
                             -----     -----    --------
                                                   --
Average    price    per  $   37.36              23%
barrel of oil                         30.36
Average  price per  mcf  $    5.30              11%
of gas                                4.76
Oil    production    in     13,820    14,550    (5%)
barrels
Gas production in mcf       48,459    47,900    1%
Income from net profits  $  399,197   209,809   90%
interests
Partnership              $  168,110   170,000   (1%)
distributions
Limited         partner  $  153,110   153,000   -
distributions
Per  unit  distribution
to limited
 partners                $   13.69              -
                                      13.68
Number    of    limited     11,181    11,181
partner units

Revenues

The Partnership's income from net profits interests increased to $399,197 from $209,809 for the nine months ended September 30, 2004 and 2003, respectively, an increase of 90%. The principal factors affecting the comparison of the nine months ended September 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 by 23%, or $7.00 per barrel, resulting in an increase of approximately $96,700 in income from net profits interests. Oil sales represented 67% of total oil and gas sales during the nine months ended September 30, 2004 and 66% during the nine months ended September 30, 2003.

    The average price for an mcf of gas received by the Partnership increased during the same period by 11%, or $.54 per mcf, resulting in an increase of approximately $26,200 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $122,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.


2. Oil production decreased approximately 730 barrels or 5% during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, resulting in a decrease of approximately $22,200 in income from net profits interests.

    Gas production increased approximately 559 mcf or 1% during the same period, resulting in an increase of approximately $2,700 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $19,500.

3. Lease operating costs and production taxes were 19% lower, or approximately $85,700 less during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Lease operating costs in 2003 included well workover costs on three wells.

Costs and Expenses

Total costs and expenses decreased to $95,659 from $97,210 for the nine months ended September 30, 2004 and 2003, respectively, a decrease of 2%. The decrease is a result of lower depletion expense, partially offset by an increase in general and administrative expense and accretion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $500 during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

2. Depletion expense decreased to $15,154 for the nine months ended September 30, 2004 from $18,000 for the same period in 2003. This represents a decrease of 16%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the nine months ended September 30, 2004, which was $.69 applied to 21,897 BOE as compared to $.80 applied to 22,533 BOE for the same period in 2003. The lower depreciation rate in 2004 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

3.  Accretion  expense  increased to $12,339  for  the  nine  months  ended
    September  30,  2004 from $11,522 for the same period  in  2003.   This
    represents an increase of 7%.



Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $251,500 in the nine months ended September 30, 2004 as compared to approximately $146,700 in the nine months ended September 30, 2003.

Cash flows used in financing activities were approximately $168,400 in the nine months ended September 30, 2004 as compared to approximately $169,700 in the nine months ended September 30, 2003. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2004 were $168,110 of which $153,110 was distributed to the limited partners and $15,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2004 was $13.69. Total distributions during the nine months ended September 30, 2003 were $170,000 of which $153,000 was distributed to the limited partners and $17,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2003 was $13.68.

The source for the 2004 distributions of $168,110 were oil and gas operations of approximately $251,500, resulting in excess cash for
contingencies  or  subsequent  distributions.  The  source  for  the   2003
distributions of $170,000 were oil and gas operations of approximately $146,700, with the balance from available cash on hand at the beginning of the period.

Cumulative cash distributions of $6,013,599 have been made to the partners. As of September 30, 2004, $5,473,093 or $489.50 per limited partner unit has been distributed to the limited partners, representing a 98% return of the capital contributed.

As of September 30, 2004, the Partnership had approximately $225,000 in working capital. The Managing General Partner knows of no unusual contractual commitments. The partnership held many long-lived properties at inception, however due to the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Disclosure Controls and Procedures
As of the nine months ended September 30, 2004, L. Paul Latham, President and Chief Executive Officer of the Managing General Partner, and Mel G. Riggs, Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the nine months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.



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


Date:  November 15, 2004


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


Date:  November 15, 2004           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-B, L.P.



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


Date:  November 15, 2004           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-B, L.P.




                    CERTIFICATION PURSUANT TO              Exhibit
                                   32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund X-B, L. P. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L. Paul Latham, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  November 15, 2004




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

                 CERTIFICATION PURSUANT TO            Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


    In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund X-B, L. P. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mel G. Riggs, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date: November 15, 2004




/s/ Mel G. Riggs
Mel G. Riggs
Vice President and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional Income Fund X-B, L.P.