Form 10-Q
period 2005-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-B LP
filed 2005-08-15
CIK 859911

22
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

                     PART I. - FINANCIAL INFORMATION


Item 1.                       Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, which are found in the Registrant's Form 10-K Report for 2004 filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet included herein has been taken from the Registrant's 2004 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund X-B, L.P.
                              Balance Sheets

                                 June 30,  December
                                             31,
                                   2005      2004
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
---------

Current assets:
 Cash and cash equivalents    $  37,721    73,836
  Receivable  from  Managing     122,056   122,060
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          159,777   195,896
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       3,933,60  3,933,60
                                 9         9
       Less      accumulated
depreciation,
         depletion       and     3,625,49  3,616,77
amortization                     4         1
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     308,115   316,838
properties
                                 --------  --------
                                 ----      ----
                              $  467,892   512,734
                                 =======   =======

Liabilities  and   Partners'
Equity
----------------------------
----

Current     liability      -  $  1,610     -
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      219,368   217,668
                                 --------  --------
                                 ----      ----
Partners' equity (deficit):
 General partners                (51,059)  (47,116)
 Limited partners                297,973   342,182
                                 --------  --------
                                 ----      ----
   Total partners' equity        246,914   295,066
                                 --------  --------
                                 ----      ----
                              $  467,892   512,734
                                 =======   =======













                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund X-B, L.P.
                         Statements of Operations
                               (unaudited)

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                     2005      2004      2005      2004
                                    -----     -----     -----     -----
Revenues
-------------
Income from net profits         $  175,705   139,821   384,100   239,571
Interest                           222       94        563       105
Other                              -         -         -         250
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   175,927   139,915   384,663   239,926
                                   --------  --------  --------  --------
                                   --        --        --        --
Expenses
------------
Depreciation,  depletion   and     4,328     5,000     8,723     10,000
amortization
Accretion expense                  2,365     4,116     4,730     8,232
General and administrative         22,282    24,016    44,362    45,737
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   28,975    33,132    57,815    63,969
                                   --------  --------  --------  --------
                                   --        --        --        --
Net income                      $  146,952   106,783   326,848   175,957
                                   ======    ======    ======    ======
Net income allocated to:

 Managing General Partner       $  13,615    10,060    30,201    16,736
                                   ======    ======    ======    ======
 General Partner                $  1,513     1,118     3,356     1,860
                                   ======    ======    ======    ======
 Limited partners               $  131,824   95,605    293,291   157,361
                                   ======    ======    ======    ======
  Per limited partner unit      $    11.79
                                             8.55      26.23     14.07
                                   ======    ======    ======    ======



















                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund X-B, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                       Six Months Ended
                                           June 30,
                                        2005      2004
                                        ----      ----
Cash    flows   from    operating
activities:

  Cash received from income  from  $  381,074   173,048
net profits interests
 Cash paid to suppliers               (44,362)  (45,737)
 Interest received                    563       105
 Miscellaneous                        -         250
                                      --------  --------
                                      --        --
   Net cash provided by operating     337,275   127,666
activities
                                      --------  --------
                                      --        --
Cash    flows   from    financing
activities:

 Distributions to partners            (375,000  (68,110)
                                      )
     Increase    (decrease)    in     1,610     (298)
distribution payable
                                      --------  --------
                                      --        --
   Net  cash  used  in  financing     (373,390  (68,408)
activities                            )
                                      --------  --------
                                      --        --

Net  (decrease) increase in  cash     (36,115)  59,258
and cash equivalents

Beginning of period                   73,836    11,800
                                      --------  --------
                                      --        --
End of period                      $  37,721    71,058
                                      ======    ======

Reconciliation of net  income  to
net cash
     provided     by    operating
activities:

Net income                         $  326,848   175,957

Adjustments   to  reconcile   net
income to net
   cash   provided  by  operating
activities:

   Depreciation,  depletion   and     8,723     10,000
amortization
 Accretion expense                    4,730     8,232
   Change   in  asset  retirement
obligation for plug and
  abandonment wells                   (3,030)   -
     Decrease    (increase)    in     4         (66,523)
receivables
                                      --------  --------
                                      --        --
Net  cash  provided by  operating  $  337,275   127,666
activities
                                      ======    ======






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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2005, and for the three and six months ended June 30, 2005, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2005, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of June 30, 2005, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

General Comparison of the Quarters Ended June 30, 2005 and 2004

The following table provides certain information regarding performance factors for the quarters ended June 30, 2005 and 2004:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2005      2004    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Oil production in barrels        4,514     4,630     (3%)
Gas production in mcf            16,343    16,250    1%
Total BOE                         7,238              (1%)
                                           7,338
Average price per barrel  of  $   50.18              36%
oil                                        36.96
Average price per mcf of gas  $    6.48              24%
                                           5.24
Income   from  net   profits  $  175,705   139,821   26%
interests
Partnership distributions     $  150,000   68,110    120%
Limited              partner  $  135,000   63,110    114%
distributions
Per  unit  distribution   to  $   12.07              114%
limited partners                           5.64
Number  of  limited  partner     11,181    11,181
units

Income from net profits

The Partnership's income from net profits interests increased to $175,705 from $139,821 for the quarters ended June 30, 2005 and 2004, respectively, an increase of 26%. The principal factors affecting the comparison of the quarters ended June 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004 by 36%, or $13.22 per barrel, resulting in an increase of approximately $59,700 in income from net profits interests. Oil sales represented 68% of total oil and gas sales during the quarter ended June 30, 2005 as compared to 67% during the quarter ended June 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 24%, or $1.24 per mcf, resulting in an increase of approximately $20,300 in income from net profits interests.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $80,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production decreased approximately 116 barrels or 3% during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004, resulting in a decrease of approximately $4,300 in income from net profits interests.

Gas production increased approximately 93 mcf or 1% during the same period, resulting in an increase of approximately $500 in income from net profits interests.

The net total decrease in income from net profits interests due to the change in production is approximately $3,800.

Lease operating costs and production taxes were 35% higher, or approximately $40,200 more during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. The increase in lease operating costs are from workovers on two properties.

Costs and Expenses

Total costs and expenses decreased to $28,975 from $33,132 for the quarters ended June 30, 2005 and 2004, respectively, a decrease of 13%. The decrease is a result of lower depletion expense, general and administrative expense and accretion expense.

General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 7% or approximately $1,700 during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004.

Depletion expense decreased to $4,328 for the quarter ended June 30, 2005 from $5,000 for the same period in 2004. This represents a decrease of
13%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended June 30, 2005, which was $.60 applied to 7,238 BOE as compared to $.68 applied to 7,338 BOE for the same period in 2004. The lower depreciation rate in 2005 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

Accretion expense decreased to $2,365 for the quarter ended June 30, 2005 from $4,116 for the same period in 2004. This represents a decrease of 43%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

General Comparison of the Six Month Periods Ended June 30, 2005 and 2004

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2005 and 2004:

                                Six Months
                                  Ended         Percenta
                                                   ge
                                 June 30,       Increase
                              2005      2004    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Oil    production    in     9,422     9,300     1%
barrels
Gas production in mcf       32,866    30,480    8%
Total BOE                   14,900              4%
                                      14,380
Average    price    per  $   49.75              42%
barrel of oil                         35.00
Average  price per  mcf  $    5.79              7%
of gas                                5.39
Income from net profits  $  384,100   239,571   60%
interests
Partnership              $  375,000   68,110    451%
distributions
Limited         partner  $  337,500   63,110    435%
distributions
Per  unit  distribution  $   30.19              435%
to limited partners                   5.64
Number    of    limited     11,181    11,181
partner units

Income from net profits

The Partnership's income from net profits interests increased to $384,100 from $239,571 for the six months ended June 30, 2005 and 2004, respectively, an increase of 60%. The principal factors affecting the comparison of the six months ended June 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 by 42%, or $14.75 per barrel, resulting in an increase of approximately $139,000 in income from net profits interests. Oil sales represented 71% of total oil and gas sales during the six months ended June 30, 2005 as compared to 66% during the six months ended June 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 7%, or $.40 per mcf, resulting in an increase of approximately $13,100 in income from net profits interests.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $152,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production increased approximately 122 barrels or 1% during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, resulting in an increase of approximately $4,300 in income from net profits interests.

Gas production increased approximately 2,386 mcf or 8% during the same period, resulting in an increase of approximately $12,900 in income from net profits interests.

The total increase in income from net profits interests due to the change in production is approximately $17,200.

Lease operating costs and production taxes were 10% higher, or approximately $24,500 more during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The increase in lease operating costs are from workovers on two properties.

Costs and Expenses

Total costs and expenses decreased to $57,815 from $63,969 for the six months ended June 30, 2005 and 2004, respectively, a decrease of 10%. The decrease is a result of the lower depletion expense, general and administrative expense and accretion expense.

General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $1,400 during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Depletion expense decreased to $8,723 for the six months ended June 30, 2005 from $10,000 for the same period in 2004. This represents a decrease of 13%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the six months ended June 30, 2005, which was $.59 applied to 14,900 BOE as compared to $.70 applied to 14,380 BOE for the same period in 2004. The lower depreciation rate in 2005 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

Accretion expense decreased to $4,730 for the six months ended June 30, 2005 from $8,232 for the same period in 2004. This represents a decrease of 43%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $337,300 in the six months ended June 30, 2005 as compared to approximately $127,700 in the six months ended June 30, 2004.

Cash flows used in financing activities were approximately $373,400 in the six months ended June 30, 2005 as compared to approximately $68,400 in the six months ended June 30, 2004. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2005 were $375,000 of which $337,500 ($30.19 per unit) was distributed to the limited partners and $37,500 to the general partners. Total distributions during the six months ended June 30, 2004 were $68,110 of which $63,110 ($5.64 per unit) was distributed to the limited partners and $5,000 to the general partners.

The sources for the 2005 distributions of $375,000 were oil and gas operations of approximately $337,300, with the balance from available cash on hand at the beginning of the period. The sources for the 2004 distributions of $68,110 were oil and gas operations of approximately $127,700, resulting in excess cash for contingencies or subsequent distributions.

Cumulative cash distributions of $6,593,023 have been made to the partners. As of June 30, 2005, $5,993,612 or $536.05 per limited partner unit has been distributed to the limited partners, representing 107% of contributed capital.

As of June 30, 2005, the Partnership had approximately $158,200 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Date:  August 12, 2005

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


Date:  August 12, 2005             /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-B, L.P.

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


Date:  August 12, 2005             /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-B, L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended June 30, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties Institutional Income Fund X-B, L.P. (the "Company"), hereby certifies that:

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

                                   August 12, 2005


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

                                   August 12, 2005