Form 10-Q
period 2005-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-B LP
filed 2005-11-14
CIK 859911

22
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, which are found in the Registrant's Form 10-K Report for 2004 filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet included herein has been taken from the Registrant's 2004 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

          Southwest Royalties Institutional Income Fund X-B, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2005      2004
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
---------

Current assets:
 Cash and cash equivalents    $  97,155    73,836
  Receivable  from  Managing     113,454   122,060
General Partner
   New   Mexico  withholding     8,421     -
prepayment
                                 --------  --------
                                 ----      ----
   Total current assets          219,030   195,896
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       3,933,60  3,933,60
                                 9         9
       Less      accumulated
depreciation,
         depletion       and     3,629,99  3,616,77
amortization                     7         1
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     303,612   316,838
properties
                                 --------  --------
                                 ----      ----
                              $  522,642   512,734
                                 =======   =======

Liabilities  and   Partners'
Equity
----------------------------
----

Current     liability      -  $  1,610     -
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      221,682   217,668
                                 --------  --------
                                 ----      ----
Partners' equity (deficit):
 General partners                (45,365)  (47,116)
 Limited partners                344,715   342,182
                                 --------  --------
                                 ----      ----
   Total partners' equity        299,350   295,066
                                 --------  --------
                                 ----      ----
                              $  522,642   512,734
                                 =======   =======













                  The accompanying notes are an integral
                    part of these financial statements.

          Southwest Royalties Institutional Income Fund X-B, L.P.
                         Statements of Operations
                                (unaudited)

                                    Three Months Ended   Nine Months Ended
                                      September 30,        September 30,
                                     2005       2004      2005      2004
                                     -----     -----      -----     -----
Revenues
------------
Income from net profits          $ 254,322   159,626    638,422   399,197
interests
Interest                           403       149        965       254
Other                              -         -          -         250
                                   --------  ---------  --------  --------
                                   --        -          --        --
                                   254,725   159,775    639,387   399,701
                                   --------  ---------  --------  --------
                                   --        -          --        --
Expenses
------------
Depreciation, depletion and        4,503     5,154      13,226    15,154
amortization
Accretion of asset retirement      2,367     4,107      7,097     12,339
obligation
General and administrative         20,418    22,429     64,780    68,166
                                   --------  ---------  --------  --------
                                   --        -          --        --
                                   27,288    31,690     85,103    95,659
                                   --------  ---------  --------  --------
                                   --        -          --        --
Net income                       $ 227,437   128,085    554,284   304,042
                                   ======    ======     ======    ======
Net income allocated to:

  Managing General Partner       $ 20,875    11,992     51,076    28,728
                                   ======    ======     ======    ======
  General Partner                $ 2,319     1,332      5,675     3,192
                                   ======    ======     ======    =====
  Limited Partners               $ 204,243   114,761    497,533   272,122
                                   ======    ======     ======    ======
     Per limited partner unit    $  18.27
                                             10.26      44.50     24.34
                                   ======    ======     ======    ======




















                  The accompanying notes are an integral
                    part of these financial statements.
<PAGE
          Southwest Royalties Institutional Income Fund X-B, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                       2005     2004
                                                      -----     -----
            Cash flows from operating activities

            Cash received from income from net
              profits interests                    $ 635,524  319,186
            Cash paid to suppliers                   (64,780  (68,166)
                                                     )
            Interest received                        965      254
            Other                                    -        250
                                                     -------  --------
                                                     ---      --
              Net cash provided by operating         571,709  251,524
            activities
                                                     -------  --------
                                                     ---      --
            Cash flows from financing activities

            Distributions to partners                (550,00  (168,110
                                                     0)       )
            Increase (decrease) in distribution      1,610    (332)
            payable
                                                     -------  --------
                                                     ---      --
              Net cash used in financing             (548,39  (168,442
            activities                               0)       )
                                                     -------  --------
                                                     ---      --

              Net increase in cash and cash          23,319   83,082
            equivalents

            Beginning of period                      73,836   11,800
                                                     -------  --------
                                                     ---      --
            End of period                          $ 97,155   94,882
                                                     ======   ======
            Reconciliation of net income to net
            cash
            provided by operating activities

            Net income                             $ 554,284  304,042

            Adjustments to reconcile net income
            to net
            cash provided by operating
            activities

            Depreciation, depletion and              13,226   15,154
            amortization
            Accretion of asset retirement            7,097    12,339
            obligation
            Settlement of ARO for P&A wells          (3,083)  -
            Decrease (increase) in receivables       185      (80,011)
                                                     -------  --------
                                                     ---      --
            Net cash provided by operating         $ 571,709  251,524
            activities
                                                     ======   ======
            Noncash investing and financing
            activities:

            Increase in oil and gas properties -
            SFAS No. 143
              Add new wells                        $ -        57
                                                     ======   ======
            Decrease in oil and gas properties -
            SFAS No. 143
              Plug and abandoned wells             $ -        651
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2005, and for the three and nine months ended September 30, 2005, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2005, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of September 30, 2005, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

General Comparison of the Quarters Ended September 30, 2005 and 2004

The following table provides certain information regarding performance factors for the quarters ended September 30, 2005 and 2004:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2005      2004    (Decreas
                                                        e)
                                  -----     -----    --------
                                                        --
Oil production in barrels        4,740     4,520     5%
Gas production in mcf            16,800    17,979    (7%)
Total BOE                        7,540     7,517     -
Average price per barrel  of  $   60.97              44%
oil                                        42.21
Average price per mcf of gas  $    7.54              46%
                                           5.15
Income   from  net   profits  $  254,322   159,626   59%
interests
Partnership distributions     $  175,000   100,000   75%
Limited              partner  $  157,500   90,000    75%
distributions
Per  unit  distribution   to  $   14.09              75%
limited partners                           8.05
Number  of  limited  partner     11,181    11,181
units

Income from net profits

The Partnership's income from net profits interests increased to $254,322 from $159,626 for the quarters ended September 30, 2005 and 2004, respectively, an increase of 59%. The principal factors affecting the comparison of the quarters ended September 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004 by 44%, or $18.76 per barrel, resulting in an increase of approximately $88,900 in income from net profits interests. Oil sales represented 70% of total oil and gas sales during the quarter ended September 30, 2005 as compared to 67% during the quarter ended September 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 46%, or $2.39 per mcf, resulting in an increase of approximately $40,200 in income from net profits interests.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $129,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production increased approximately 220 barrels or 5% during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004, resulting in an increase of approximately $9,300 in income from net profits interests.

Gas production decreased approximately 1,179 mcf or 7% during the same period, resulting in a decrease of approximately $6,100 in income from net profits interests.

The net increase in income from net profits interests due to the change in production is approximately $3,200.

Lease operating costs and production taxes were 30% higher, or approximately $37,600 more during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. The increase in lease operating costs is due to well repairs on one property. Production taxes increased from the higher revenues resulting from higher oil and gas prices.

Costs and Expenses

Total costs and expenses decreased to $27,288 from $31,690 for the quarters ended September 30, 2005 and 2004, respectively, a decrease of 14%. The decrease is a result of lower accretion expense, general and administrative expense and depletion expense.

General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 9% or approximately $2,000 during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004.

Depletion expense decreased to $4,503 for the quarter ended September 30, 2005 from $5,154 for the same period in 2004. This represents a decrease of 13%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended September 30, 2005, which was $.60 applied to 7,540 BOE as compared to $.69 applied to 7,517 BOE for the same period in 2004. The lower depletion rate in 2005 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

Accretion expense decreased to $2,367 for the quarter ended September 30, 2005 from $4,107 for the same period in 2004. This represents a decrease of 42%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

B.   General Comparison of the Nine-Month Periods Ended September 30,  2005
and 2004

The following table provides certain information regarding performance factors for the nine-month periods ended September 30, 2005 and 2004:

                               Nine Months
                                  Ended         Percenta
                                                   ge
                              September 30,     Increase
                              2005      2004    (Decreas
                                                   e)
                             -----     -----    --------
                                                   --
Oil    production    in     14,162    13,820    2%
barrels
Gas production in mcf       49,666    48,459    2%
Total BOE                   22,440    21,897    2%
Average    price    per  $   53.50              43%
barrel of oil                         37.36
Average  price per  mcf  $    6.38              20%
of gas                                5.30
Income from net profits  $  638,422   399,197   60%
interests
Partnership              $  550,000   168,110   227%
distributions
Limited         partner  $  495,000   153,110   223%
distributions
Per  unit  distribution  $   44.27              223%
to limited partners                   13.69
Number    of    limited     11,181    11,181
partner units

Income from net profits

The Partnership's income from net profits interests increased to $638,422 from $399,197 for the nine months ended September 30, 2005 and 2004, respectively, an increase of 60%. The principal factors affecting the comparison of the nine months ended September 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 by 43%, or $16.14 per barrel, resulting in an increase of approximately $228,600 in income from net profits interests. Oil sales represented 71% of total oil and gas sales during the nine months ended September 30, 2005 and 67% during the nine months ended September 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 20%, or $1.08 per mcf, resulting in an increase of approximately $53,600 in income from net profits interests.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $282,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production increased approximately 342 barrels or 2% during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, resulting in an increase of approximately $12,800 in income from net profits interests.

Gas production increased approximately 1,207 mcf or 2% during the same period, resulting in an increase of approximately $6,400 in income from net profits interests.

The total increase in income from net profits interests due to the change in production is approximately $19,200.

Lease operating costs and production taxes were 17% higher, or approximately $62,000 more during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The increase in lease operating costs is due to well repairs on one property. Production taxes also increased due to the higher revenues resulting from higher oil and gas prices.

Costs and Expenses

Total costs and expenses decreased to $85,103 from $95,659 for the nine months ended September 30, 2005 and 2004, respectively, a decrease of 11%. The decrease is a result of lower depletion expense, general and administrative expense and accretion expense.

General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $3,400 during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Depletion expense decreased to $13,226 for the nine months ended September 30, 2005 from $15,154 for the same period in 2004. This represents a decrease of 13%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the nine months ended September 30, 2005, which was $.59 applied to 22,440 BOE as compared to $.69 applied to 21,897 BOE for the same period in 2004. The lower depletion rate in 2005 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

Accretion expense decreased to $7,097 for the nine months ended September 30, 2005 from $12,339 for the same period in 2004. This represents a decrease of 42%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $571,700 in the nine months ended September 30, 2005 as compared to approximately $251,500 in the nine months ended September 30, 2004.

Cash flows used in financing activities were approximately $548,400 in the nine months ended September 30, 2005 as compared to approximately $168,400 in the nine months ended September 30, 2004. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2005 were $550,000 of which $495,000 was distributed to the limited partners and $55,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2005 was $44.27. Total distributions during the nine months ended September 30, 2004 were $168,110 of which $153,110 was distributed to the limited partners and $15,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2004 was $13.69.

The source for the 2005 distributions of $550,000 were oil and gas operations of approximately $571,700, resulting in excess cash for
contingencies  or  subsequent  distributions.  The  source  for  the   2004
distributions of $168,110 were oil and gas operations of approximately $251,500, resulting in excess cash for contingencies or subsequent distributions.

Cumulative cash distributions of $6,768,023 have been made to the partners. As of September 30, 2005, $6,151,112 or $550.14 per limited partner unit has been distributed to the limited partners, representing 110% of contributed capital.

As of September 30, 2005, the Partnership had approximately $217,400 in working capital. The Managing General Partner knows of no unusual contractual commitments. The partnership held many long-lived properties at inception, however due to the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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




Date:  November 14, 2005

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


Date:  November 14, 2005           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-B, L.P.

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


Date:  November 14, 2005           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-B, L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended September 30, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties Institutional Income Fund X-B, L.P. (the "Company"), hereby certifies that:

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

                                   November 14, 2005


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

                                   November 14, 2005