Form 10-Q
period 2006-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-B LP
filed 2006-08-14
CIK 859911

1
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

     Exploratory well. A well drilled to find and produce oil or natural gas reserves in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

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

                     PART I. - FINANCIAL INFORMATION


Item 1.                       Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005, which are found in the Registrant's Form 10-K Report for 2005 filed with the Securities and Exchange Commission. The December 31, 2005 balance sheet included herein has been taken from the Registrant's 2005 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund X-B, L.P.
                              Balance Sheets

                                 June 30,  December
                                             31,
                                   2006      2005
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
---------

Current assets:
 Cash and cash equivalents    $  74,465    100,108
  Receivable  from  Managing     152,647   110,738
General Partner
 Other                           33,109    19,032
                                 --------  --------
                                 ----      ----
   Total current assets          260,221   229,878
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       3,919,30  3,948,41
                                 0         8
       Less      accumulated
depreciation,
         depletion       and     3,643,06  3,634,59
amortization                     5         7
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     276,235   313,821
properties
                                 --------  --------
                                 ----      ----
                              $  536,456   543,699
                                 =======   =======

Liabilities  and   Partners'
Equity
----------------------------
----

Asset retirement obligation   $  217,876   238,110
                                 --------  --------
                                 ----      ----
Partners' equity (deficit):
 General partners                (43,038)  (44,281)
 Limited partners                361,618   349,870
                                 --------  --------
                                 ----      ----
   Total partners' equity        318,580   305,589
                                 --------  --------
                                 ----      ----
                              $  536,456   543,699
                                 =======   =======














                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund X-B, L.P.
                         Statements of Operations
                               (unaudited)

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                     2006      2005      2006      2005
                                    -----     -----     -----     -----
Revenues
-------------
Income from net profits         $  259,677   175,705   559,095   384,100
Interest                           963       222       1,789     563
Other                              -         -         40        -
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   260,640   175,927   560,924   384,663
                                   --------  --------  --------  --------
                                   --        --        --        --
Expenses
------------
Depreciation,  depletion   and     4,101     4,328     8,468     8,723
amortization
Accretion expense                  4,511     2,365     8,953     4,730
General and administrative         27,176    22,282    50,091    44,362
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   35,788    28,975    67,512    57,815
                                   --------  --------  --------  --------
                                   --        --        --        --
Net income                      $  224,852   146,952   493,412   326,848
                                   ======    ======    ======    ======
Net income allocated to:

 Managing General Partner       $  20,606    13,615    45,169    30,201
                                   ======    ======    ======    ======
 General Partner                $  2,290     1,513     5,019     3,356
                                   ======    ======    ======    ======
 Limited partners               $  201,956   131,824   443,224   293,291
                                   ======    ======    ======    ======
  Per limited partner unit      $    18.06     11.79     39.64     26.23
                                   ======    ======    ======    ======



















                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund X-B, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                       Six Months Ended
                                           June 30,
                                        2006      2005
                                        ----      ----
Cash    flows   from    operating
activities:

  Cash received from income  from  $  503,040   381,074
net profits interests
 Cash paid to suppliers               (50,091)  (44,362)
 Interest received                    1,789     563
 Miscellaneous                        40        -
                                      --------  --------
                                      --        --
   Net cash provided by operating     454,778   337,275
activities
                                      --------  --------
                                      --        --
Cash    flows   from    financing
activities:

 Distributions to partners            (480,421  (375,000
                                      )         )
 Increase in distribution payable     -         1,610
                                      --------  --------
                                      --        --
   Net  cash  used  in  financing     (480,421  (373,390
activities                            )         )
                                      --------  --------
                                      --        --

Net  decrease  in cash  and  cash     (25,643)  (36,115)
equivalents

Beginning of period                   100,108   73,836
                                      --------  --------
                                      --        --
End of period                      $  74,465    37,721
                                      ======    ======

Reconciliation of net  income  to
net cash
     provided     by    operating
activities:

Net income                         $  493,412   326,848

Adjustments   to  reconcile   net
income to net
   cash   provided  by  operating
activities:

   Depreciation,  depletion   and     8,468     8,723
amortization
 Accretion expense                    8,953     4,730
  Settlement of asset  retirement
obligation for plugged
  and abandoned wells                 (69)      (3,030)
     (Increase)    decrease    in     (55,986)  4
receivables
                                      --------  --------
                                      --        --
Net  cash  provided by  operating  $  454,778   337,275
activities
                                      ======    ======
Noncash  investing and  financing
activities:

   Decrease   in  oil   and   gas  $  (29,118)  -
properties - SFAS No. 143
                                      ======    ======




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

          (2)Administrative costs in any year, which exceed 2% of capital contributions, shall be paid by the Managing General Partner and will be treated as a capital contribution.

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2006, and for the three and six months ended June 30, 2006, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

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

         Southwest Royalties Institutional Income Fund X-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Asset Retirement Obligations

     Changes in abandonment obligations for the six months ended June 30, 2006 and 2005 are as follows:

                                        2006     2005
                                       -------  -------
Beginning of period                 $  238,110  217,668
Reduction  of obligations  due  to     (29,118  -
farmouts                               )
Settlement   of  obligations   for     (69)     (3,030)
plugged and abandoned wells
Accretion expense                      8,953    4,730
                                       -------  -------
                                       -------  -----
End of period                       $  217,876  219,368
                                       =======  =======
                                       =

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Southwest Royalties Institutional Income Fund X-B, L.P. was organized as a Delaware limited partnership on November 27, 1990. The offering of such limited partnership interests began December 1, 1990 as part of a shelf offering registered under the name Southwest Royalties Institutional 1990-91 Income Program. Minimum capital requirements for the Partnership were met on March 11, 1991, and the offering of limited partnership interests concluded September 30, 1991 with total limited partner contributions of $5,590,500.

The Partnership was formed to acquire royalty and net profits interests in producing oil and gas properties, to produce and market crude oil and natural gas produced from such properties, and to distribute the net proceeds from operations to the limited and general partners. Net revenues from producing oil and gas properties will not be reinvested in other revenue producing assets except to the extent that production facilities and wells are improved or reworked, or where methods are employed to improve or enable more efficient recovery of oil and gas reserves. The economic life of the Partnership thus depends on the period over which the Partnership's oil and gas reserves are economically recoverable.

Increases or decreases in Partnership revenues and, therefore, distributions to partners, will depend primarily on changes in the prices received for production, changes in volumes of production sold, lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farm-out arrangements, sales of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2006, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of June 30, 2006, there were no timing differences, which resulted in a deficit net profit interest.

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

                             Three Months Ended
                                  June 30,
                               2006      2005
                              ------    ------
Oil production in            4,858     4,514
barrels
Gas production in mcf        13,673    16,343
Total (BOE)                  7,137     7,238
Average price per barrel  $    67.24
of oil                                 50.18
Average price per mcf of  $     6.43
gas                                    6.48
Partnership               $  255,421   150,000
distributions
Limited partner           $  228,976   135,000
distributions
Per unit distribution to  $    20.48
limited partners                       12.07
Number of limited            11,181    11,181
partner units

Operating Results
The following discussion compares our results for the quarters ended June 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective quarterly period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales increased $82,200, primarily due to price variances.

Production in 2006 (on a BOE basis) was 1% lower than 2005. We increased our oil production in 2006 by 8% due primarily to improved performance on two properties. Our gas production was 16% lower in 2006 than 2005 due primarily to the production decline on a gas well.

In 2006, our realized oil price was 34% higher than 2005, while our realized gas price was 1% lower. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $21.64 per BOE in 2005 to $21.70 per BOE in 2006.

Expenses
Depletion on a BOE basis decreased 4% in 2006. Comparing 2006 to 2005, depletion expense decreased $200, primarily due to rate variances.

Accretion expense increased 91% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 22% higher in 2006 as compared to 2005. The increase in general and administrative expenses is primarily due to higher professional fees for audit and tax services.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

                              Six Months Ended
                                  June 30,
                               2006      2005
                              ------    ------
Oil production in            9,954     9,422
barrels
Gas production in mcf        28,860    32,866
Total (BOE)                  14,764    14,900
Average price per barrel  $    65.59
of oil                                 49.75
Average price per mcf of  $     6.31
gas                                    5.79
Partnership               $  480,421   375,000
distributions
Limited partner           $  431,476   337,500
distributions
Per unit distribution to  $    38.59
limited partners                       30.19
Number of limited            11,181    11,181
partner units

Operating Results
The following discussion compares our results for the six months ended June 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective six months period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales increased $176,100, of which price variances accounted for a $172,800 increase and production variances accounted for a $3,300 increase.

Production in 2006 (on a BOE basis) was 1% lower than 2005. We increased our oil production in 2006 by 6% due primarily to improved performance on two properties. Our gas production was 12% lower in 2006 than 2005 due primarily to production decline on a gas well.

In 2006, our realized oil price was 32% higher than 2005, while our realized gas price was 9% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $18.44 per BOE in 2005 to $18.69 per BOE in 2006.

Expenses
Depletion on a BOE basis decreased 2% in 2006. Comparing 2006 to 2005, depletion expense decreased $300, of which rate variances accounted for a $200 decrease and production variances accounted for a $100 decrease.

Accretion expense increased 89% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells..

General and administrative ("G&A") expenses were 13% higher in 2006 as compared to 2005. The increase in general and administrative expenses is primarily due to higher professional fees for audit and tax services.

Liquidity and Capital Resources
Partnership distributions during the six months ended June 30, 2006 were $480,421, of which $431,476 was distributed to the limited partners and $48,945 to the general partners. Cumulative cash distributions of $7,423,444 have been made to the general and limited partners as of June 30, 2006. As of June 30, 2006, $6,740,088 or $602.82 per limited partner unit has been distributed to the limited partners, representing 121% of contributed capital.

Texas Margin Taxes

In May 2006, the State of Texas adopted House Bill 3, which modified the state's franchise tax structure, replacing the previous tax based on capital or earned surplus with a margin tax (the "Texas Margin Tax") effective with franchise tax reports filed on or after January 1, 2008. The Texas margin Tax is computed by applying the applicable tax rate (1% for the Partnership's business) to the profit margin, which is generally determined by total revenue less either cost of goods sold or compensation as applicable. However the Partnership believes, based on it's interpretation, that the Texas Margin Tax does not apply to the Partnership since substantially all of it's income is derived from a net profits interest.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the six months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Date:  August 11, 2006

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


Date:  August 11, 2006             /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-B, L.P.

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


Date:  August 11, 2006             /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-B, L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended June 30, 2006 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties Institutional Income Fund X-B, L.P. (the "Company"), hereby certifies that:

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

                                   August 11, 2006


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

                                   August 11, 2006