Form 10-Q
period 2006-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-B LP
filed 2006-11-14
CIK 859911

1
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005, which are found in the Registrant's Form 10-K Report for 2005 filed with the Securities and Exchange Commission. The December 31, 2005 balance sheet included herein has been taken from the Registrant's 2005 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

          Southwest Royalties Institutional Income Fund X-B, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2006      2005
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
---------

Current assets:
 Cash and cash equivalents    $  81,016    100,108
  Receivable  from  Managing     124,386   110,738
General Partner
 Distribution receivable         45        -
 Prepaids                        31,759    19,032
                                 --------  --------
                                 ----      ----
   Total current assets          237,206   229,878
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       3,919,30  3,948,41
                                 0         8
       Less      accumulated
depreciation,
         depletion       and     3,647,05  3,634,59
amortization                     9         7
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     272,241   313,821
properties
                                 --------  --------
                                 ----      ----
                              $  509,447   543,699
                                 =======   =======

Liabilities  and   Partners'
Equity
----------------------------
----

Asset retirement obligation   $  221,575   238,110
                                 --------  --------
                                 ----      ----
Partners' equity (deficit):
 General partners                (45,709)  (44,281)
 Limited partners                333,581   349,870
                                 --------  --------
                                 ----      ----
   Total partners' equity        287,872   305,589
                                 --------  --------
                                 ----      ----
                              $  509,447   543,699
                                 =======   =======
















                  The accompanying notes are an integral
                    part of these financial statements.

          Southwest Royalties Institutional Income Fund X-B, L.P.
                         Statements of Operations
                                (unaudited)

                               Three Months Ended   Nine Months Ended
                                 September 30,        September 30,
                                2006       2005      2006      2005
                                -----     -----      -----     -----
Revenues
------------
Income from net profits     $ 224,805   254,322    783,900   638,422
interests
Interest                      1,142     403        2,932     965
Other                         -         -          40        -
                              --------  ---------  --------  --------
                              --        -          --        --
                              225,947   254,725    786,872   639,387
                              --------  ---------  --------  --------
                              --        -          --        --
Expenses
------------
Depreciation, depletion and   3,994     4,503      12,462    13,226
amortization
Accretion of asset            4,609     2,367      13,562    7,097
retirement obligation
General and administrative    23,052    20,418     73,144    64,780
                              --------  ---------  --------  --------
                              --        -          --        --
                              31,655    27,288     99,168    85,103
                              --------  ---------  --------  --------
                              --        -          --        --
Net income                  $ 194,292   227,437    687,704   554,284
                              ======    ======     ======    ======
Net income allocated to:

  Managing General Partner  $ 17,846    20,875     63,015    51,076
                              ======    ======     ======    ======
  General Partner           $ 1,983     2,319      7,002     5,675
                              ======    ======     ======    ======
  Limited Partners          $ 174,463   204,243    617,687   497,533
                              ======    ======     ======    ======
     Per limited partner    $  15.60     18.27      55.24     44.50
unit
                              ======    ======     ======    ======




















                  The accompanying notes are an integral
                    part of these financial statements.
<PAGE
          Southwest Royalties Institutional Income Fund X-B, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                       2006     2005
                                                      -----     -----
            Cash flows from operating activities

            Cash received from income from net
              profits interests                    $ 756,546  635,524
            Cash paid to suppliers                   (73,144  (64,780)
                                                     )
            Interest received                        2,932    965
            Other                                    40       -
                                                     -------  --------
                                                     ---      --
              Net cash provided by operating         686,374  571,709
            activities
                                                     -------  --------
                                                     ---      --
            Cash flows from financing activities

            Distributions to partners                (705,42  (550,000
                                                     1)       )
            (Decrease) increase in distributions     (45)     1,610
            payable
                                                     -------  --------
                                                     ---      --
              Net cash used in financing             (705,46  (548,390
            activities                               6)       )
                                                     -------  --------
                                                     ---      --
            Net (decrease) increase in cash and      (19,092  23,319
            cash equivalents                         )

            Beginning of period                      100,108  73,836
                                                     -------  --------
                                                     ---      --
            End of period                          $ 81,016   97,155
                                                     ======   ======
            Reconciliation of net income to net
            cash
            provided by operating activities

            Net income                             $ 687,704  554,284

            Adjustments to reconcile net income
            to net
            cash provided by operating
            activities

            Depreciation, depletion and              12,462   13,226
            amortization
            Accretion of asset retirement            13,562   7,097
            obligation
            Settlement of asset retirement
            obligations
              for plugged and abandoned wells        (979)    (3,083)
            (Increase) decrease in receivables       (26,375  185
                                                     )
                                                     -------  --------
                                                     ---      --
            Net cash provided by operating         $ 686,374  571,709
            activities
                                                     ======   ======
            Noncash investing and financing
            activities:

            Decrease in oil and gas properties -   $ (29,118  -
            SFAS No. 143                             )
                                                     ======   ======






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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2006, and for the three and nine months ended September 30, 2006, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

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

         Southwest Royalties Institutional Income Fund X-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Asset Retirement Obligations

     Changes in abandonment obligations for the nine months ended September 30, 2006 and 2005 are as follows:

                                        2006     2005
                                       -------  -------
Beginning of period                 $  238,110  217,668
Reduction  of obligations  due  to     (29,118  -
farmouts                               )
Settlement   of  obligations   for     (979)    (3,083)
plugged and abandoned wells
Accretion expense                      13,562   7,097
                                       -------  -------
                                       -------  -----
End of period                       $  221,575  221,682
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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2006, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of September 30, 2006, there were no timing differences, which resulted in a deficit net profit interest.

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

                             Three Months Ended
                               September 30,
                               2006      2005
                              ------    ------
Oil production in            4,228     4,740
barrels
Gas production in mcf        11,529    16,800
Total (BOE)                  6,150     7,540
Average price per barrel  $    67.69
of oil                                 60.97
Average price per mcf of  $     7.75
gas                                    7.54
Partnership               $  225,000   175,000
distributions
Limited partner           $  202,500   157,500
distributions
Per unit distribution to  $    18.11
limited partners                       14.09
Number of limited            11,181    11,181
partner units

Operating Results
The following discussion compares our results for the quarters ended September 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective quarterly period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales decreased $40,100, of which price variances accounted for a $30,800 increase and production variances accounted for a $70,900 decrease.

Production in 2006 (on a BOE basis) was 18% lower than 2005. Our oil production was 11% lower in 2006 than 2005 due primarily to the production decline on one property. Also contributing to the decline is lower volumes from a property that now has a reduced revenue interest as a result of a farmout for development of the property. Our gas production was 31% lower in 2006 than 2005 due primarily to a sharp production decline on a gas well. Also contributing to the decline is lower volumes from three properties that now have a reduced revenue interest as a result of a farmout for development of these properties.

In 2006, our realized oil price was 11% higher than 2005, while our realized gas price was 3% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $21.39 per BOE in 2005 to $24.51 per BOE in 2006. This increase was the result of oil and gas production cost decrease of 7% while the volume reduction was 18%.

Expenses
Depletion on a BOE basis increased 9% in 2006. Comparing 2006 to 2005, depletion expense decreased $500, of which rate variances accounted for a $300 increase and production variances accounted for a $800 decrease.

Accretion expense increased 95% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 13% higher in 2006 as compared to 2005. The increase in general and administrative expenses is primarily due to higher professional fees for audit, tax and engineering services.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

                             Nine Months Ended
                               September 30,
                               2006      2005
                              ------    ------
Oil production in            14,182    14,162
barrels
Gas production in mcf        40,389    49,666
Total (BOE)                  20,914    22,440
Average price per barrel  $    66.21
of oil                                 53.50
Average price per mcf of  $     6.72
gas                                    6.38
Partnership               $  705,421   550,000
distributions
Limited partner           $  633,976   495,000
distributions
Per unit distribution to  $    56.70
limited partners                       44.27
Number of limited            11,181    11,181
partner units

Operating Results
The following discussion compares our results for the nine months ended September 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective nine-month period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales increased $136,000, of which price variances accounted for a $194,100 increase and production variances accounted for a $58,100 decrease.

Production in 2006 (on a BOE basis) was 7% lower than 2005. We increased our oil production in 2006 by less than 1%. Our gas production was 19% lower in 2006 than 2005 due primarily to a sharp production decline on a gas well. Also contributing to the decline is lower volumes from three properties that now have a reduced revenue interest as a result of a farmout for development of these properties.

In 2006, our realized oil price was 24% higher than 2005, while our realized gas price was 5% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $19.43 per BOE in 2005 to $20.40 per BOE in 2006.

Expenses
Depletion on a BOE basis increased 1% in 2006. Comparing 2006 to 2005, depletion expense decreased $800, of which rate variances accounted for a $100 increase and production variances accounted for a $900 decrease.

Accretion expense increased 91% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 13% higher in 2006 as compared to 2005. The increase in general and administrative expenses is primarily due to higher professional fees for audit, tax and engineering services.

Liquidity and Capital Resources
Partnership distributions during the nine months ended September 30, 2006 were $705,421, of which $633,976 was distributed to the limited partners and $71,445 to the general partners. Cumulative cash distributions of $7,648,444 have been made to the general and limited partners as of September 30, 2006. As of September 30, 2006, $6,942,588 or $620.93 per
limited partner unit has been distributed to the limited partners, representing 124% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the nine months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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




Date:  November 13, 2006

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


Date:  November 13, 2006           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-B, L.P.

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


Date:  November 13, 2006           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-B, L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended September 30, 2006 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties Institutional Income Fund X-B, L.P. (the "Company"), hereby certifies that:

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

                                   November 13, 2006


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

                                   November 13, 2006