Form 10-Q
period 2007-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-B LP
filed 2007-08-13
CIK 859911

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes☒No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

PART I. - FINANCIAL INFORMATION

Item 1.                   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006, which are found in the Registrant's Form 10-K Report for 2006 filed with the Securities and Exchange Commission.  The December 31, 2006 balance sheet included herein has been taken from the Registrant's 2006 Form 10-K Report.  Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund X-B, L.P.
Balance Sheets

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$59,664	$44,690
Receivable from Managing General Partner	148,102	165,572
New Mexico income tax deposits	50,843	39,008
Total current assets	258,609	249,270

Oil and gas properties - using the full-
cost method of accounting	4,052,100	4,051,455
Less accumulated depreciation,
depletion and amortization	3,666,839	3,654,654
Net oil and gas properties	385,261	396,801

	$643,870	$646,071

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$375,330	$358,477

Partners' equity (deficit):
General partners	(46,556)	(44,978)
Limited partners	315,096	332,572
Total partners' equity	268,540	287,594

	$643,870	$646,071

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues

Income from net profits	$265,848	$259,677	$428,943	$559,095
Interest	626	963	1,305	1,789
Other	-	-	-	40
	266,474	260,640	430,248	560,924

Expenses

Depreciation, depletion and amortization	6,505	4,101	12,185	8,468
Accretion expense	8,324	4,511	16,341	8,953
General and administrative	28,719	27,176	45,200	50,091
	43,548	35,788	73,726	67,512

Net income	$222,926	$224,852	$356,522	$493,412

Net income allocated to:

Managing General Partner	$20,649	$20,606	$33,184	$45,169

General Partner	$2,294	$2,290	$3,687	$5,019

Limited partners	$199,983	$201,956	$319,651	$443,224

Per limited partner unit	$17.89	$18.06	$28.59	$39.64

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-B, L.P.
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:

Cash received from income from net profits interests	$430,989	$503,040
Cash paid to suppliers	(45,200)	(50,091)
Interest received	1,305	1,789
Miscellaneous	3,456	40
Net cash provided by operating activities	390,550	454,778

Cash flows used in financing activities:

Distributions to partners	(375,576)	(480,421)

Net increase (decrease) in cash and cash equivalents	14,974	(25,643)

Beginning of period	44,690	100,108

End of period	$59,664	$74,465

Reconciliation of net income to net cash
provided by operating activities:

Net income	$356,522	$493,412

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation, depletion and amortization	12,185	8,468
Accretion expense	16,341	8,953
Settlement of asset retirement obligation for plugged
and abandoned wells	(133)	(69)
Decrease (increase) in receivables	5,635	(55,986)
Net cash provided by operating activities	$390,550	$454,778

Noncash investing and financing activities:

Increase (decrease) in oil and gas properties – SFAS No. 143	$645	$(29,118)

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

2.             Summary of Significant Accounting Policies
The interim financial information as of June 30, 2007, and for the three and six months ended June 30, 2007, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in abandonment obligations for the six months ended June 30, 2007 and 2006 are as follows:

	2007	2006
Beginning of period	$358,477	$238,110
Additional abandonment obligations from additional interest in wells	952
Reduction of obligations due to farm-outs	(307)	(29,118)
Settlement of obligations for plugged and abandoned wells	(133)	(69)
Accretion expense	16,341	8,953
End of period	$375,330	$217,876

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2007, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of June 30, 2007, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	June 30,
	2007	2006
Oil production in barrels	4,740	4,858
Gas production in mcf	13,474	13,673
Total (BOE)	6,986	7,137
Average price per barrel of oil	$61.53	$67.24
Average price per mcf of gas	$7.25	$6.43
Partnership distributions	$180,576	$255,421
Limited partner distributions	$161,627	$228,976
Per unit distribution to limited partners	$14.46	$20.48
Number of limited partner units	11,181	11,181

Operating Results
The following discussion compares our results for the quarters ended June 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales decreased $25,213, of which price variances accounted for a $16,000 decrease and production variances accounted for a $9,213 decrease.

Production in 2007 (on a BOE basis) was 2% lower than 2006.  Our oil production was 2% lower in 2007 than 2006 and gas production was 1% lower in 2007 than 2006.

In 2007, our realized oil price was 8% lower than 2006, while our realized gas price was 13% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $21.70 per BOE in 2006 to $17.67 per BOE in 2007.  The increase in oil and gas production costs in 2007 was due primarily to subsurface repairs on an oil well in 2006.

Expenses
Depletion on a BOE basis increased 62% in 2007.  Comparing 2007 to 2006, depletion expense increased $2,404, of which rate variances accounted for a $2,491 decrease and production variances accounted for a $87 decrease.

Accretion expense increased 85% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 6% higher in 2007 as compared to 2006.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2007	2006
Oil production in barrels	8,806	9,954
Gas production in mcf	28,269	28,860
Total (BOE)	13,518	14,764
Average price per barrel of oil	$61.56	$65.59
Average price per mcf of gas	$6.48	$6.31
Partnership distributions	$375,576	$480,421
Limited partner distributions	$337,127	$431,476
Per unit distribution to limited partners	$30.15	$38.59
Number of limited partner units	11,181	11,181

Operating Results
The following discussion compares our results for the six months ended June 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective six months period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales decreased $109,632, of which price variances accounted for a $30,608 decrease and production variances accounted for a $79,024 decrease.

Production in 2007 (on a BOE basis) was 8% lower than 2006.  Our oil production was 12% lower in 2007 than 2006 due primarily to production decline on one property.  Our gas production was 2% lower in 2007 than 2006.

In 2007, our realized oil price was 6% lower than 2006, while our realized gas price was 3% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $18.69 per BOE in 2006 to $21.93 per BOE in 2007.  The increase in oil and gas production costs was due primarily to the drilling of an injection well.

Expenses
Depletion on a BOE basis increased 57% in 2007.  Comparing 2007 to 2006, depletion expense increased $3,717, of which rate variances accounted for a $4,432 increase and production variances accounted for a $715 decrease.

Accretion expense increased 83% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 10% lower in 2007 due primarily to lower postage, tax preparation fees and engineering fees.

Liquidity and Capital Resources
Partnership distributions during the six months ended June 30, 2007 were $375,576, of which $337,127 was distributed to the limited partners and $38,449 to the general partners.  Cumulative cash distributions of $8,199,020 have been made to the general and limited partners as of June 30, 2007.  As of June 30, 2007, $7,437,215 or $665.17 per limited partner unit has been distributed to the limited partners, representing 133% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Royalties Institutional Income Fund
X-B, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 9, 2007