Form 10-Q
period 2007-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-B LP
filed 2007-11-13
CIK 859911

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006, which are found in the Registrant's Form 10-K Report for 2006 filed with the Securities and Exchange Commission.  The December 31, 2006 balance sheet included herein has been taken from the Registrant's 2006 Form 10-K Report.  Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund X-B, L.P.
Balance Sheets

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$96,202	$44,690
Receivable from Managing General Partner	232,809	165,572
New Mexico income tax deposits	29,990	39,008
Total current assets	359,001	249,270

Oil and gas properties - using the full-
cost method of accounting	4,052,100	4,051,455
Less accumulated depreciation,
depletion and amortization	3,673,715	3,654,654
Net oil and gas properties	378,385	396,801

	$737,386	$646,071

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$383,714	$358,477

Partners' equity (deficit):
General partners	(37,356)	(44,978)
Limited partners	391,028	332,572
Total partners' equity	353,672	287,594

	$737,386	$646,071

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues

Income from net profits	$373,641	$224,805	$802,584	$783,900
Interest	1,825	1,142	3,130	2,932
Other	-	-	-	40
	375,466	225,947	805,714	786,872

Expenses

Depreciation, depletion and amortization	6,876	3,994	19,061	12,462
Accretion expense	8,500	4,609	24,841	13,562
General and administrative	24,959	23,052	70,158	73,144
	40,335	31,655	114,060	99,168

Net income	$335,131	$194,292	$691,654	$687,704

Net income allocated to:

Managing General Partner	$30,781	$17,846	$63,964	$63,015

General Partner	$3,420	$1,983	$7,107	$7,002

Limited partners	$300,930	$174,463	$620,583	$617,687

Per limited partner unit	$26.91	$15.60	$55.50	$55.24

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-B, L.P.
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:

Cash received from income from net profits interests	$740,660	$756,546
Cash paid to suppliers	(70,158)	(73,144)
Interest received	3,130	2,932
Miscellaneous	3,456	40
Net cash provided by operating activities	677,088	686,374

Cash flows from financing activities:

Distributions to partners	(625,576)	(705,421)
Decrease in distributions payable	-	(45)
Net cash used in financing activities	(625,576)	(705,466)

Net increase (decrease) in cash and cash equivalents	51,512	(19,092)

Beginning of period	44,690	100,108

End of period	$96,202	$81,016

Reconciliation of net income to net cash
provided by operating activities:

Net income	$691,654	$687,704

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation, depletion and amortization	19,061	12,462
Accretion expense	24,841	13,562
Settlement of asset retirement obligation for plugged
and abandoned wells	(249)	(979)
Increase in receivables	(58,219)	(26,375)
Net cash provided by operating activities	$677,088	$686,374

Noncash investing and financing activities:

Increase (decrease) in oil and gas properties – SFAS No. 143	$645	$(29,118)

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

2.            Summary of Significant Accounting Policies
The interim financial information as of September 30, 2007, and for the three and nine months ended September 30, 2007, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in abandonment obligations for the nine months ended September 30, 2007 and 2006 are as follows:

	2007	2006
Beginning of period	$358,477	$238,110
Reduction of obligations due to farm-outs	(307)	(29,118)
Settlement of obligations for plugged and abandoned wells	(249)	(979)
Additional abandonment obligations from new wells	952	-
Accretion expense	24,841	13,562
End of period	$383,714	$221,575

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2007, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of September 30, 2007, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	September 30,
	2007	2006
Oil production in barrels	5,619	4,228
Gas production in mcf	13,327	11,529
Total (BOE)	7,840	6,150
Average price per barrel of oil	$72.22	$67.69
Average price per mcf of gas	$6.68	$7.75
Partnership distributions	$250,000	$225,000
Limited partner distributions	$225,000	$202,500
Per unit distribution to limited partners	$20.12	$18.11
Number of limited partner units	11,181	11,181

Operating Results
The following discussion compares our results for the quarters ended September 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales increased $119,249, of which price variances accounted for a $11,161 increase and production variances accounted for a $108,088 increase.

Production in 2007 (on a BOE basis) was 27% higher than 2006.  Our oil production was 33% higher in 2007 than 2006 due primarily to improved performance on three properties plus production from a newly completed well.  Our gas production was 16% higher in 2007 than 2006 due primarily to improved performance on two properties plus production from a newly completed well.

In 2007, our realized oil price was 7% higher than 2006, while our realized gas price was 14% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $24.51 per BOE in 2006 to $15.45 per BOE in 2007.  This decrease was the result of a cost allocation adjustment on a gas facility recorded in 2006, subsurface repairs on two wells, and a workover on a well.

Expenses
Depletion on a BOE basis increased 35% in 2007.  Comparing 2007 to 2006, depletion expense increased $2,882, of which rate variances accounted for a $1,784 increase and production variances accounted for a $1,098 increase.

Accretion expense increased 84% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 8% higher in 2007 as compared to 2006.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2007	2006
Oil production in barrels	14,425	14,182
Gas production in mcf	41,596	40,389
Total (BOE)	21,358	20,914
Average price per barrel of oil	$65.71	$66.21
Average price per mcf of gas	$6.55	$6.72
Partnership distributions	$625,576	$705,421
Limited partner distributions	$562,127	$633,976
Per unit distribution to limited partners	$50.28	$56.70
Number of limited partner units	11,181	11,181

Operating Results
The following discussion compares our results for the nine months ended September 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective nine-month period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales increased $9,616, of which price variances accounted for a $14,587 decrease and production variances accounted for a $24,203 increase.

Production in 2007 (on a BOE basis) was 2% higher than 2006.  Our oil production increased by 2% in 2007.  Our gas production was 3% higher in 2007 than 2006.

In 2007, our realized oil price was 1% lower than 2006, while our realized gas price was 3% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $20.40 per BOE in 2006 to $19.55 per BOE in 2007.

Expenses
Depletion on a BOE basis increased 50% in 2007.  Comparing 2007 to 2006, depletion expense increased $6,599, of which rate variances accounted for a $6,334 increase and production variances accounted for a $265 increase.

Accretion expense increased 83% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 4% lower in 2007 as compared to 2006.

Liquidity and Capital Resources
Partnership distributions during the nine months ended September 30, 2007 were $625,576, of which $562,127 was distributed to the limited partners and $63,449 to the general partners.  Cumulative cash distributions of $8,449,020 have been made to the general and limited partners as of September 30, 2007.  As of September 30, 2007, $7,662,215 or $685.29 per limited partner unit has been distributed to the limited partners, representing 137% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Royalties Institutional Income Fund
X-B, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 13, 2007

18