Form 10-Q
period 2008-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-B LP
filed 2008-11-14
CIK 859911

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007, which are found in the Registrant's Form 10-K Report for 2007 filed with the Securities and Exchange Commission.  The December 31, 2007 balance sheet included herein has been taken from the Registrant's 2007 Form 10-K Report.  Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund X-B, L.P.
Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$49,787	$71,938
Receivable from Managing General Partner	300,655	206,820
New Mexico income tax deposits	75,733	40,456
Total current assets	426,175	319,214

Oil and gas properties - using the full-
cost method of accounting	4,028,306	4,052,100
Less accumulated depreciation,
depletion and amortization	3,696,270	3,679,138
Net oil and gas properties	332,036	372,962

	$758,211	$692,176

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$383,564	$389,436

Partners' equity (deficit):
General partners	(34,066)	(41,906)
Limited partners	408,713	344,646
Total partners' equity	374,647	302,740

	$758,211	$692,176

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues

Income from net profits	$472,471	$373,641	$1,366,915	$802,584
Interest	255	1,825	1,020	3,130
	472,726	375,466	1,367,935	805,714

Expenses

Depreciation, depletion and amortization	6,316	6,876	17,132	19,061
Accretion expense	8,552	8,500	18,064	24,841
General and administrative	23,005	24,959	78,778	70,158
	37,873	40,335	113,974	114,060

Net income	$434,853	$335,131	$1,253,961	$691,654

Net income allocated to:

Managing General Partner	$39,705	$30,781	$114,398	$63,964

General Partner	$4,412	$3,420	$12,711	$7,107

Limited partners	$390,736	$300,930	$1,126,852	$620,583

Per limited partner unit	$34.95	$26.91	$100.78	$55.50

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-B, L.P.
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:

Cash received from income from net profits interests	$1,237,661	$740,660
Cash paid to suppliers	(78,778)	(70,158)
Interest received	1,020	3,130
Miscellaneous	-	3,456
Net cash provided by operating activities	1,159,903	677,088

Cash flows used in financing activities:

Distributions to partners	(1,182,054)	(625,576)

Net (decrease) increase in cash and cash equivalents	(22,151)	51,512

Beginning of period	71,938	44,690

End of period	$49,787	$96,202

Reconciliation of net income to net cash
provided by operating activities:

Net income	$1,253,961	$691,654

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation, depletion and amortization	17,132	19,061
Accretion expense	18,064	24,841
Settlement of asset retirement obligation for plugged
and abandoned wells	(142)	(249)
Increase in receivables	(129,112)	(58,219)
Net cash provided by operating activities	$1,159,903	$677,088

Noncash investing and financing activities:

(Decrease) increase in oil and gas properties – SFAS No. 143	$(23,794)	$645

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

2.              Summary of Significant Accounting Policies
The interim financial information as of September 30, 2008, and for the three and nine months ended September 30, 2008, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in abandonment obligations for the nine months ended September 30, 2008 and 2007 are as follows:

	2008	2007
Beginning of period	$389,436	$358,477
Reduction of obligations due to farm-outs	-	(307)
Settlement of obligations for plugged and abandoned wells	(142)	(249)
Additional abandonment obligations from new wells	120	952
Revisions of estimates	(23,914)	-
Accretion expense	18,064	24,841
End of period	$383,564	$383,714

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Oil and Gas Properties
The Partnership uses the full cost method of accounting for its oil and gas producing activities.  Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves are capitalized.  Depletion is provided using the unit-of production method based upon estimates of proved oil and gas reserves.  The amortizable base includes estimated future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage value.  All of the Partnership’s oil and gas properties are located within the United States.  Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are sold.

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2008, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of September 30, 2008, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	September 30,
	2008	2007
Oil production in barrels	4,849	5,619
Gas production in mcf	11,967	13,327
Total (BOE)	6,844	7,840
Average price per barrel of oil	$115.40	$72.22
Average price per mcf of gas	$10.49	$6.68
Partnership distributions	$450,000	$250,000
Limited partner distributions	$405,000	$225,000
Per unit distribution to limited partners	$36.22	$20.12
Number of limited partner units	11,181	11,181

Operating Results
The following discussion compares our results for the quarters ended September 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2008 to 2007, oil and gas sales increased $190,301, of which price variances accounted for a $254,990 increase and production variances accounted for a $64,689 decrease.

Production in 2008 (on a BOE basis) was 13% lower than 2007.  Our oil production was 14% lower in 2008 than 2007 due primarily to volume declines on two properties.  Our gas production was 10% lower in 2008 than 2007 due primarily to production declines on two wells.

In 2008, our realized oil price was 60% higher than 2007, while our realized gas price was 57% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Expenses
Oil and gas production costs on a BOE basis increased from $15.45 per BOE in 2007 to $31.07 per BOE in 2008.  The increase in oil and gas production costs in 2008 was due primarily to the increase in lease operating expenses on three properties.  Also contributing to the increase was higher production taxes resulting from higher commodity prices.

Depletion on a BOE basis increased 5% in 2008.  Comparing 2008 to 2007, depletion expense decreased $560, of which rate variances accounted for a $314 increase and production variances accounted for a $874 decrease.

Accretion expense increased 1% in 2008 as compared to 2007.

General and administrative (“G&A”) expenses were 8% lower in 2008 as compared to 2007.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2008	2007
Oil production in barrels	13,731	14,425
Gas production in mcf	36,469	41,596
Total (BOE)	19,809	21,358
Average price per barrel of oil	$112.64	$65.71
Average price per mcf of gas	$10.25	$6.55
Partnership distributions	$1,182,054	$625,576
Limited partner distributions	$1,062,785	$562,127
Per unit distribution to limited partners	$95.05	$50.28
Number of limited partner units	11,181	11,181

Operating Results
The following discussion compares our results for the nine months ended September 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective nine-month period.

Income from net profits
Comparing 2008 to 2007, oil and gas sales increased $700,422, of which price variances accounted for a $779,585 increase and production variances accounted for a $79,163 decrease.

Production in 2008 (on a BOE basis) was 7% lower than 2007.  Our oil production was 5% lower in 2008 as compared to 2007.  Our gas production was 12% lower in 2008 due primarily to production declines on two wells.

In 2008, our realized oil price was 71% higher than 2007, while our realized gas price was 57% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Expenses
Oil and gas production costs on a BOE basis increased from $19.55 per BOE in 2007 to $27.95 per BOE in 2008.  The increase in oil and gas production costs in 2008 was due primarily to the increase in lease operating expenses on two properties.  Also contributing to the increase was higher production taxes resulting from higher commodity prices.

Depletion on a BOE basis decreased 3% in 2008.  Comparing 2008 to 2007, depletion expense decreased $1,929, of which rate variances accounted for a $547 decrease and production variances accounted for a $1,382 decrease.

Accretion expense decreased 27% in 2008 due primarily to changes in estimates of asset retirement obligations.

General and administrative (“G&A”) expenses were 12% higher in 2008 due primarily to increases in professional fees.

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

Liquidity and Capital Resources
Partnership distributions during the nine months ended September 30, 2008 were $1,182,054, of which $1,062,785 was distributed to the limited partners and $119,269 to the general partners.  Cumulative cash distributions of $9,881,074 have been made to the general and limited partners as of September 30, 2008.  As of September 30, 2008, $8,950,000 or $800.47 per limited partner unit has been distributed to the limited partners, representing 160% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of September 30, 2008, our internal control over financial reporting is effective based on those criteria.

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

Southwest Royalties Institutional Income Fund
X-B, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 12, 2008