Form 10-K
period 2008-12-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-B LP
filed 2009-03-27
CIK 859911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)
☒           Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

During 2008, the Partnership entered into a farm-out agreement with the Managing General Partner through which the Managing General Partner drilled the McElroy Ranch #4 well and completed it as a producer.  The partnership retained a 10% interest in the well and paid none of the cost to drill and complete the well.

Principal Products and Markets
The Partnership has acquired and holds royalty, overriding royalty and net profit interests in oil and gas properties located in Arkansas, New Mexico and Texas.  All activities of the Partnership are confined to the continental United States.  During 2008, 80% of the Partnership’s revenues were derived from the sale of oil production and 20% were derived from gas production.  All oil and gas produced from these properties is sold to unrelated third parties in the oil and gas business.  The Partnership believes that the loss of any of its purchasers would not have a material adverse affect on its results of operations due to the availability of other purchasers.

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

The Partnership believes that it is in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during 2009.  The Partnership does not believe that it will be required to incur any material capital expenditures to comply with existing environmental requirements.  Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on the Partnership’s operations, as well as the oil and gas industry in general.  For instance, any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or clean-up requirements could have a material adverse impact on the Partnership’s operations.

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
In general, the volume of production from an oil and gas property declines as reserves related to that property are depleted. The decline rates depend upon reservoir characteristics. The implied life of the Partnership’s proved reserves at December 31, 2008 is approximately 7.3 years, based on 2008 production levels.

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

Item 1B.                  Unresolved Staff Comments

Not applicable.

Item 2.                      Properties

As of December 31, 2008, the Partnership possessed an interest in oil and gas properties located in Columbia County of Arkansas; Eddy and Lea Counties of New Mexico; and Crane, Duval, Howard, Midland, Schleicher, Scurry, Upton, Ward, Winkler and Yoakum Counties of Texas.  These properties consist of various interests in approximately 236 wells and units.

Reserves
The following table sets forth certain information as of December 31, 2008 with respect to the Partnership’s estimated proved oil and gas reserves pursuant to SEC guidelines and standardized measure of discounted future net cash flows.

	Proved Developed		Proved	Total
	Producing	Nonproducing	Undeveloped	Proved
Oil (Bbls)	101,000	3,000	19,000	123,000
Gas (Mcf)	267,000	9,000	98,000	374,000
Total (BOE)	146,000	5,000	35,000	186,000

Standardized measure of discounted
future net cash flows				$1,894,000

The following table sets forth certain information as of December 31, 2008 regarding the Partnership’s proved oil and gas reserves for certain significant fields.

	Proved Reserves
			Total Oil	Percent of
	Oil	Gas	Equivalent	Total Oil
	(Bbls)	(Mcf)	(BOE)	Equivalent
Vacuum	57,000	31,000	62,000	33.3%
Malaga	12,000	141,000	36,000	19.4%
Brahaney	19,000	8,000	20,000	10.8%
Other	35,000	194,000	68,000	36.5%
Total	123,000	374,000	186,000	100.0%

The estimates of proved reserves at December 31, 2008 and the standardized measure of discounted future net cash flows were derived from a report prepared by Ryder Scott Company, L.P., petroleum consultants.  These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of the Partnership’s proved reserves and the standardized measure of discounted future net cash flows set forth herein are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. Estimated quantities of proved reserves and their present value are affected by changes in oil and gas prices.  The average prices utilized for the purposes of estimating the Partnership’s proved reserves and the standardized measure of discounted future net cash flows as of December 31, 2008 were $43.51 per Bbl of oil and natural gas liquids and $5.76 per Mcf of gas, as compared to $93.48 per Bbl of oil and natural gas liquids and $7.03 per Mcf of gas as of December 31, 2007.

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

Item 4.                     Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2008 through the solicitation of proxies or otherwise.

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

Number of Limited Partner Interest Holders
As of December 31, 2008, there were 533 holders of limited partner units in the Partnership.

Distributions
Pursuant to Article III, Section 3.05 of the Partnership's Certificate and Agreement of Limited Partnership "Net Cash Flow" is distributed to the partners on a quarterly basis.  "Net Cash Flow" is defined as "the cash generated by the Partnership's investments in producing oil and gas properties, less (i) General and Administrative Costs, (ii) Operating Costs, and (iii) any reserves necessary to meet current and anticipated needs of the Partnership, as determined in the sole discretion of the Managing General Partner."  During 2008, distributions were made totaling $1,412,054, with $1,269,785 ($113.57 per unit) distributed to the limited partners and $142,269 to the general partners.

Issuer Purchases of Equity Securities
The partnership agreement provides that a limited partner must notify the Managing General Partner in writing if any representation, warranty or covenant of the limited partner made in connection with an investment in the Partnership becomes untrue, or if the limited partner becomes unqualified to hold interests in federal or other oil and gas leases.  In this event, the Managing General Partner has the right, but not the obligation, to purchase the limited partners’ units in the Partnership at a value determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves.  The present value of future net revenues is to be determined by applying a discount rate not in excess of the prime rate charged by JP Morgan Chase Bank, N.A. plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion.  No purchases of limited partnership units were acquired by the Managing General Partner under these provisions during the year ended December 31, 2008.

From time to time, a limited partner may desire to sell his or her limited partnership units to the Managing General Partner for reasons other than those described in the preceding paragraph.  In these cases, the Managing General Partner may, but is under no obligation to, offer to repurchase the units on terms and conditions established by the Managing General Partner, in its sole and absolute discretion, and acceptable to the limited partner.  The following table sets forth certain information regarding purchases of limited partnership units by the Managing General Partner at the request of limited partners during the year ended December 31, 2008.

Total Number
	of Units	Average Price
Period	Purchased	Paid Per Unit
January 2008	-	$-
February 2008	-	-
March 2008	-	-
April 2008	-	-
May 2008	-	-
June 2008	63	200.78
July 2008	-	-
August 2008	-	-
September 2008	84	245.98
October 2008	-	-
November 2008	-	-
December 2008	26	286.14
TOTALS	173	$235.56

Item 6.                      Selected Financial Data

The following selected financial data for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 should be read in conjunction with the financial statements included in Item 8:

	Years ended December 31,
	2008	2007	2006	2005	2004
Revenues	$1,405,115	$1,046,768	$993,877	$850,896	$595,998

Net income	1,255,360	890,722	862,426	735,523	473,981

Partners' share of net income:

General partners	128,009	91,521	88,248	75,335	49,449

Limited partners	1,127,351	799,201	774,178	660,188	424,532

Limited partners'
net income per unit	100.83	71.48	69.24	59.05	37.97

Limited partners' cash
distributions per unit	113.57	70.40	70.79	58.36	30.06

Total assets	$525,393	$692,176	$646,071	$543,699	$512,734

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

	Year Ended December 31,
	2008	2007	2006
Oil production in barrels	17,592	18,366	18,746
Gas production in mcf	47,179	54,506	55,514
Total (BOE)	25,455	27,450	27,998
Average price per barrel of oil	$99.51	$71.09	$64.11
Average price per mcf of gas	$9.02	$7.09	$6.57
Partnership distributions	$1,412,054	$875,576	$880,421
Limited partner distributions	$1,269,785	$787,127	$791,476
Per unit distribution to limited partners	$113.57	$70.40	$70.79
Number of limited partner units	11,181	11,181	11,181

Operating Results
The following discussion compares our results for the year ended December 31, 2008 to the two previous years.  All references to 2008, 2007 and 2006 within this section refer to the respective annual periods.

Revenues
Oil and gas prices remained high compared to the previous two years.  Comparing 2008 to 2007, oil and gas sales from net profits interests increased $484,133, of which price variances accounted for a $591,092 increase and production variances accounted for a $106,959 decrease.  Comparing 2007 to 2006, oil and gas sales from net profits interests increased $125,765, of which price variances accounted for a $156,744 increase and production variances accounted for a $30,979 decrease.

Production in 2008 (on a BOE basis) was 7% lower than 2007 and 9% lower than 2006.  Oil production was 4% lower in 2008 than 2007.  Our gas production was 13% lower in 2008 than 2007 due primarily to the gas sales pipeline for a field being out of service during the fourth quarter of 2008.  The pipeline was returned to service in the first quarter of 2009.

In 2008, our realized oil price was 40% higher than 2007 and 55% higher than 2006, while our realized gas price was 27% higher than 2007 and 37% higher than 2006.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $23.65 per BOE in 2007 and $20.70 per BOE in 2006 to $30.34 per BOE in 2008. The increase in oil and gas production costs in 2008 from 2007 was due primarily to increases in operating and repair costs on two oil wells.  Also contributing to the increase was higher production taxes resulting from the higher commodity prices.

Expenses
Depletion on a BOE basis increased 9% from 2007 and 36% from 2006.  Comparing 2008 to 2007, depletion expense increased $245, of which rate variances accounted for a $2,025 increase and production variances accounted for a $1,780 decrease.  Comparing 2007 to 2006, depletion expense increased $4,427, of which rate variances accounted for a $4,820 increase and production variances accounted for a $393 decrease.

Accretion expense decreased 21% due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 1% higher than 2007 and 6% higher than 2006.

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

Liquidity and Capital Resources
Partnership distributions during the year ended December 31, 2008 were $1,412,054, of which $1,269,785 was distributed to the limited partners and $142,269 to the general partners.  Cumulative cash distributions of $10,111,074 have been made to the general and limited partners as of December 31, 2008.  As of December 31, 2008, $9,157,000 or $818.98 per limited partner unit has been distributed to the limited partners, representing 164% of contributed capital.

Our primary source of cash from operating activities is our oil and gas sales, net of production costs.  Cash flow provided by operating activities for 2008 was 57% higher than 2007 due to the combined effects of several drivers.  The positive benefits of a 29% increase in oil and gas sales and a decrease in receivables were partially were offset by an increase in production costs.  Our only use in financing activities is the distribution to partners which was 61% higher than 2007.

As of December 31, 2008, the Partnership had approximately $201,000 in working capital.  The Managing General Partner knows of no unusual contractual commitments.  Although the Partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any.  Without continued development, the producing reserves continue to deplete.  Accordingly, as the Partnership’s properties have matured and depleted, the net cash flows from operations for the Partnership have steadily declined, except in periods of substantially increased commodity pricing.  Maintenance of properties and administrative expenses for the Partnership are increasing relative to production.  As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

Recent Accounting Pronouncements
There are no recent accounting pronouncements that affect the Partnership.

Item 7A.                  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

Item 8.                      Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Partners
Southwest Royalties Institutional Income Fund X-B, L.P.
(A Delaware Limited Partnership)

We have audited the accompanying balance sheets of Southwest Royalties Institutional Income Fund X-B, L.P. (the “Partnership”) as of December 31, 2008 and 2007, and the related statements of operations, changes in partners’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2008.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties Institutional Income Fund X-B, L.P. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

KPMG LLP
Dallas, Texas
March 27, 2009

Southwest Royalties Institutional Income Fund X-B, L.P.
(a Delaware limited partnership)
Balance Sheets

	December 31,
	2008	2007
Assets

Current assets:
Cash and cash equivalents	$75,536	$71,938
Receivable from Managing General Partner	72,678	206,820
New Mexico income tax deposits	52,740	40,456
Total current assets	200,954	319,214

Oil and gas properties - using the full-
cost method of accounting	4,028,306	4,052,100
Less accumulated depreciation,
depletion and amortization	3,703,867	3,679,138

Net oil and gas properties	324,439	372,962

	$525,393	$692,176

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$379,347	$389,436

Partners' equity (deficit):
General partners	(56,166)	(41,906)
Limited partners	202,212	344,646

Total partners' equity	146,046	302,740

	$525,393	$692,176

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-B, L.P.
(a Delaware limited partnership)
Statements of Operations

	Years ended December 31,
	2008	2007	2006

Revenues

Income from net profits interests	$1,403,929	$1,042,829	$986,799
Interest income	1,186	3,939	3,582
Other	-	-	3,496
	1,405,115	1,046,768	993,877
Expenses

Depreciation, depletion and amortization	24,729	24,484	20,057
Accretion expense	26,398	33,434	18,309
General and administrative	98,628	98,128	93,085
	149,755	156,046	131,451

Net income	$1,255,360	$890,722	$862,426

Net income allocated to:

Managing General Partner	$115,208	$82,369	$79,423

General Partner	$12,801	$9,152	$8,825

Limited partners	$1,127,351	$799,201	$774,178

Per limited partner unit	$100.83	$71.48	$69.24

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-B, L.P.
(a Delaware limited partnership)
Statements of Changes in Partners' Equity (Deficit)
Years ended December 31, 2008, 2007 and 2006

	General	Limited
	Partners	Partners	Total
Balance at December 31, 2005	$(44,281)	$349,870	$305,589

Net income	88,248	774,178	862,426

Distributions	(88,945)	(791,476)	(880,421)

Balance at December 31, 2006	(44,978)	332,572	287,594

Net income	91,521	799,201	890,722

Distributions	(88,449)	(787,127)	(875,576)

Balance at December 31, 2007	(41,906)	344,646	302,740

Net income	128,009	1,127,351	1,255,360

Distributions	(142,269)	(1,269,785)	(1,412,054)

Balance at December 31, 2008	$(56,166)	$202,212	$146,046

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-B, L.P.
(a Delaware limited partnership)
Statements of Cash Flows

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Cash received from net profits interests	$1,513,094	$993,557	$914,466
Cash paid for administrative fees and general
and administrative overhead	(98,628)	(98,128)	(93,085)
Interest received	1,186	3,939	3,582
Other	-	3,456	40

Net cash provided by operating activities	1,415,652	902,824	825,003

Cash flows used in financing activities:
Distributions to partners	(1,412,054)	(875,576)	(880,421)

Net increase (decrease) in cash and cash equivalents	3,598	27,248	(55,418)

Beginning of year	71,938	44,690	100,108

End of year	$75,536	$71,938	$44,690

Reconciliation of net income to net cash
provided by operating activities:
Net income	$1,255,360	$890,722	$862,426
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation, depletion and amortization	24,729	24,484	20,057
Accretion expense	26,398	33,434	18,309
Settlement of asset retirement obligations
for plugged and abandoned wells	(12,693)	(3,120)	(979)
Decrease (increase) in receivables and deposits	121,858	(42,696)	(74,810)

Net cash provided by operating activities	$1,415,652	$902,824	$825,003

Noncash investing and financing activities:

Increase (decrease) in oil and gas properties -
SFAS No. 143	$(23,794)	$645	$103,037

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of December 31, 2008, 2007 and 2006 the net capitalized costs did not exceed the estimated present value of the oil and gas reserves.

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

Southwest Royalties Institutional Income Fund X-B, L.P.
(a Delaware limited partnership)

Notes to Financial Statements

2.	Summary of Significant Accounting Policies - continued

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of December 31, 2008, there were no timing differences which resulted in a deficit net profit interest.

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

Gas Balancing
The Partnership utilizes the sales method of accounting for gas-balancing arrangements.  Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 2008 and 2007, there were no significant amounts of imbalance in terms of units or value.

Income Taxes
No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" the Partnership's tax basis in its net oil and gas properties at December 31, 2008 and 2007 is $103,020 less than and $25,730, more than, respectively that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

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

Southwest Royalties Institutional Income Fund X-B, L.P.
(a Delaware limited partnership)

Notes to Financial Statements

2.	Summary of Significant Accounting Policies - continued

Number of Limited Partner Units
As of December 31, 2008, 2007 and 2006 there were 11,181 limited partner units outstanding held by 533, 549 and 560 partners, respectively.

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

Net Income per limited partnership unit
The net income per limited partnership unit is calculated by using the number of outstanding limited partnership units.

Recent Accounting Pronouncements
There are no recent accounting pronouncements that affect the Partnership.

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

Changes in abandonment obligations for 2008 and 2007 are as follows:

	2008	2007
Beginning of year	$389,436	$358,477
Additional abandonment obligations from new wells	120	952
Reduction of obligations due to wells plugged and abandoned	(12,693)	(3,120)
Reduction of obligations due to farm-outs	-	(307)
Accretion expense	26,398	33,434
Revisions of previous estimates	(23,914)	-
End of year	$379,347	$389,436

Southwest Royalties Institutional Income Fund X-B, L.P.
(a Delaware limited partnership)

Notes to Financial Statements

4.	Commitments and Contingent Liabilities
The partnership agreement provides that a limited partner must notify the Managing General Partner in writing if any representation, warranty or covenant of the limited partner made in connection with an investment in the Partnership becomes untrue, or if the limited partner becomes unqualified to hold interests in federal or other oil and gas leases.  In this event, the Managing General Partner has the right, but not the obligation, to purchase the limited partners’ units in the Partnership at a value determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves.  The present value of future net revenues is to be determined by applying a discount rate not in excess of the prime rate charged by JP Morgan Chase Bank, N.A. plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion.

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

As of December 31, 2008, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations, which would have a material adverse effect upon the Partnership’s financial condition and operations.  However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance.  The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of the Partnership's properties.

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
A significant portion of the oil and gas properties in which the Partnership has an interest are purchased from and operated by the Managing General Partner.  As provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts payable to Southwest Royalties, Inc. as operator approximating 74,600, $72,700 and $77,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The amounts for administrative overhead attributable to operating the partnership properties have been deducted from gross oil and gas revenues in the determination of net profit interest.   In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

Southwest Royalties, Inc., the Managing General Partner, was paid $72,000 during each of 2008, 2007 and 2006, as an administrative fee, for indirect general and administrative overhead expenses. The administrative fees are included in general and administrative expense on the statement of operations.

Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $72,700 and $206,800 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2008 and 2007, respectively.

During 2008, the Partnership entered into a farm-out agreement with the Managing General Partner through which the Managing General Partner drilled the McElroy Ranch #4 well and completed it as a producer.  The partnership retained a 10% interest in the well and paid none of the cost to drill and complete the well.

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

The Partnership's interest in proved oil and gas reserves is as follows:

	Oil (bbls)	Gas (mcf)
Total Proved -

January 1, 2006	229,000	642,000

Revisions of previous estimates	(17,000)	(80,000)
Production	(19,000)	(56,000)

December 31, 2006	193,000	506,000

Revisions of previous estimates	59,000	157,000
Production	(18,000)	(55,000)

December 31, 2007	234,000	608,000

Revisions of previous estimates	(93,000)	(187,000)
Production	(18,000)	(47,000)
December 31, 2008	123,000	374,000

Proved developed reserves -
December 31, 2006	166,000	391,000
December 31, 2007	207,000	483,000
December 31, 2008	104,000	276,000

Net revisions of 124,000 BOE in 2008 consisted of approximately 102,000 BOE of downward revisions attributable to the effects of lower product prices on the estimated quantities of proved reserves, and downward revisions of approximately 22,000 BOE attributable to well performance primarily from properties in the Wilshire field of West Texas.  Net revisions of 85,000 BOE in 2007 consisted of approximately 19,000 BOE of upward revisions attributable to the effects of higher product prices on the estimated quantities of proved reserves, and upward revisions of approximately 66,000 BOE attributable to well performance primarily from properties in the Crane field of West Texas.

Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The standardized measure as of December 31, 2008, 2007 and 2006 reflects an average oil price of $43.51, $93.48 and $58.66 per barrel, respectively.

Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage.  The standardized measure as of December 31, 2008, 2007 and 2006 reflects an average natural gas price of $5.76, $7.03 and $5.01 per Mcf, respectively.

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

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2008, 2007 and 2006 is presented below:

	2008	2007	2006
Future cash inflows	$7,518,000	$25,822,000	$13,681,000
Production, development and abandonment costs	4,570,000	9,913,000	6,293,000
Future net cash flows	2,948,000	15,909,000	7,388,000
10% annual discount for
estimated timing of cash flows	1,054,000	7,310,000	3,103,000
Standardized measure of
discounted future net cash flows	$1,894,000	$8,599,000	$4,285,000

Changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Sales of oil and gas produced, net of production costs	$(1,404,000)	$(1,043,000)	$(986,000)
Changes in prices and production costs	(5,781,000)	3,017,000	(1,692,000)
Changes of production rates (timing) and others	889,000	(272,000)	615,000
Revisions of previous quantities estimates	(1,269,000)	2,184,000	(469,000)
Accretion of discount	860,000	428,000	620,000
Discounted future net cash flows -
Beginning of year	8,599,000	4,285,000	6,197,000

End of year	$1,894,000	$8,599,000	$4,285,000

Southwest Royalties Institutional Income Fund X-B, L.P.
(a Delaware limited partnership)

Notes to Financial Statements

7.	Selected Quarterly Financial Results – (unaudited)

	Quarter
	First	Second	Third	Fourth
2008:
Total revenues	$414,540	$480,670	$472,726	$37,179
Total expenses	35,994	40,107	37,873	35,781
Net income	$378,546	$440,563	$434,853	$1,398

Net income per limited partners unit	$30.42	$35.42	$34.95	$.04

	Quarter
	First	Second	Third	Fourth
2007:
Total revenues	$163,774	$266,474	$375,466	$241,054
Total expenses	30,178	43,548	40,335	41,985
Net income	$133,596	$222,926	$335,131	$199,069

Net income per limited partners unit	$10.70	$17.89	$26.91	$15.98

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

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

CLAYTON W. WILLIAMS, age 77, is Chairman of the Board and a director of the Managing General Partner, having served in this capacity since May 2004.  Mr. Williams also serves as Chairman of the Board, President, Chief Executive Officer and a director of CWEI.

L. PAUL LATHAM, age 57, is President, Chief Executive Officer and a director of the Managing General Partner, having served in this capacity since May 2004.  Mr. Latham also serves as Executive Vice President, Chief Operating Officer and a director of CWEI.

MEL G. RIGGS, age 54, is Vice President, Chief Financial Officer, Treasurer and a director of the Managing General Partner, having served in this capacity since May 2004.  Mr. Riggs also serves as Senior Vice President and Chief Financial Officer of CWEI.

RANDY HOWARD, age 53, is Vice President – of the Managing General Partner, having served in this capacity since March 2006.

ROBERT C. LYON, age 72, is Vice President – Gas Gathering and Marketing of the Managing General Partner, having served in this capacity since May 2004.  Mr. Lyon also serves as Vice President – Gas Gathering and Marketing of CWEI.

T. MARK TISDALE, age 52, is Vice President and Secretary of the Managing General Partner, having served in this capacity since May 2004.  Mr. Tisdale also serves as Vice President and General Counsel of CWEI.

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

Item 11.                  Executive Compensation

The Partnership does not employ any directors, executive officers or employees.  The Managing General Partner receives an administrative fee for the management of the Partnership.  The Managing General Partner received $72,000 during each of 2008, 2007 and 2006 as an administrative fee.  The executive officers of the Managing General Partner do not receive any form of compensation, from the Partnership; instead, their compensation is paid solely by Southwest.  The executive officers, however, may occasionally perform administrative duties for the Partnership but receive no additional compensation for this work.

Item 12.                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests, other than the Managing General Partner.

Through repurchase offers to the limited partners, the Managing General Partner owns 1,885.8 limited partner units, a 15.2% limited partner interest.  The Managing General Partner's total percentage interest ownership in the Partnership is 25.2%.

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

Item 13.                  Certain Relationships and Related Transactions, and Director Independence

In 2008, the Managing General Partner received $72,000 as an administrative fee.  This amount is part of the general and administrative expenses incurred by the Partnership.

In some instances, the Managing General Partner and its affiliates may be working interest owners in an oil and gas property in which the Partnership also has a working interest.  Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $74,600 for administrative overhead attributable to operating such properties during 2008.

The terms of the above transactions are similar to ones, which would have been obtained through arm’s length negotiations with unaffiliated third parties.

Item 14.                  Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Partnership’s annual financial statements for the years ended December 31, 2008 and 2007 and fees billed for other services rendered by KPMG during those periods.

For the Year Ended December 31,	2008	2007
Audit Fees	$18,030	$16,932
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

TOTAL	$18,030	$16,932

The Audit Committee of CWEI reviewed and approved, in advance, all audit and non-audit services provided by KPMG LLP.

Part IV

Item 15.                  Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements:

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

Southwest Royalties Institutional Income Fund
X-B, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	March 27, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Clayton W Williams	/s/ L. Paul Latham
Clayton W. Williams, Chairman of the Board	L. Paul Latham, President and a Director
and a Director

Date: March 27, 2009	Date: March 27, 2009

/s/ Mel G. Riggs
Mel G. Riggs, Vice President – Finance,
Treasurer and a Director

Date: March 27, 2009