Form 10-Q
period 2009-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-B LP
filed 2009-05-15
CIK 859911

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes☒No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes	☐ No

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2008, which are found in the Registrant's Form 10-K Report for 2008 filed with the Securities and Exchange Commission.  The December 31, 2008 balance sheet included herein has been taken from the Registrant's 2008 Form 10-K Report.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund X-B, L.P.
Balance Sheets

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$25,905	$75,536
Receivable from Managing General Partner	37,508	72,678
New Mexico income tax deposits	56,368	52,740
Total current assets	119,781	200,954

Oil and gas properties - using the full-
cost method of accounting	4,028,306	4,028,306
Less accumulated depreciation,
depletion and amortization	3,712,376	3,703,867

Net oil and gas properties	315,930	324,439

	$435,711	$525,393

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$387,497	$379,347

Partners' equity (deficit):
General partners	(65,098)	(56,166)
Limited partners	113,312	202,212

Total partners' equity	48,214	146,046

	$435,711	$525,393

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues

Income from net profits interests	$39,090	$414,048
Interest	47	492
	39,137	414,540

Expenses

Depreciation, depletion and amortization	8,509	5,789
Accretion of asset retirement obligations	8,572	5,920
General and administrative	29,888	24,285
	46,969	35,994

Net (loss) income	$(7,832)	$378,546

Net (loss) income allocated to:

Managing General Partner	$61	$34,590

General partner	$7	$3,843

Limited partners	$(7,900)	$340,113

Per limited partner unit	$(0.71)	$30.42

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-B, L.P.
Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:

Cash received from net profits interests	$70,210	$361,756
Cash paid to suppliers	(29,888)	(24,285)
Interest received	47	492

Net cash provided by operating activities	40,369	337,963

Cash flows used in financing activities:

Distributions to partners	(90,000)	(325,000)

Net (decrease) increase in cash and cash equivalents	(49,631)	12,963

Beginning of period	75,536	71,938

End of period	$25,905	$84,901

Reconciliation of net (loss) income to net cash
provided by operating activities:

Net (loss) income	$(7,832)	$378,546

Adjustments to reconcile net (loss) income to net cash
provided by operating activities:

Depreciation, depletion and amortization	8,509	5,789
Accretion of asset retirement obligations	8,572	5,920
Settlement of asset retirement obligations for
plugged and abandoned wells	(422)	(142)
Decrease (increase) in receivables and deposits	31,542	(52,150)

Net cash provided by operating activities	$40,369	$337,963

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

2.             Summary of Significant Accounting Policies
The interim financial information as of March 31, 2009, and for the three months ended March 31, 2009, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Changes in abandonment obligations for the three months ended March 31, 2009 and 2008 are as follows:

	2009	2008
Beginning of period	$379,347	$389,436
Settlement of obligations for plugged and abandoned wells	(422)	(142)
Accretion expense	8,572	5,920
End of period	$387,497	$395,214

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of March 31, 2009, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of March 31, 2009, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	March 31,
	2009	2008
Oil production in barrels	4,157	4,445
Gas production in mcf	10,649	12,198
Total (BOE)	5,932	6,478
Average price per barrel of oil	$35.50	$101.41
Average price per mcf of gas	$3.46	$9.65
Partnership distributions	$90,000	$325,000
Limited partner distributions	$81,000	$292,500
Per unit distribution to limited partners	$7.24	$26.16
Number of limited partner units	11,181	11,181

Operating Results
The following discussion compares our results for the quarters ended March 31, 2009 and 2008.  Unless otherwise indicated, references to 2009 and 2008 within this section refer to the respective quarterly period.

Revenues
Comparing 2009 to 2008, oil and gas sales decreased $384,011, of which price variances accounted for a $339,861 decrease and production variances accounted for a $44,150 decrease.

Production in 2009 (on a BOE basis) was 8% lower than 2008.  Our oil production was 6% lower in 2009 than 2008.  Our gas production was 13% lower in 2009 than 2008 due primarily to the gas sales pipeline for a field being out of service during part of 2009.

In 2009, our realized oil price was 65% lower than 2008, while our realized gas price was 64% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $23.83 per BOE in 2008 to $24.50 per BOE in 2009.  The increase in oil and gas production costs in 2009 was due primarily to subsurface repairs on an oil well.

Expenses
Depletion on a BOE basis increased 61% in 2009.  Comparing 2009 to 2008, depletion expense increased $2,720, of which rate variances accounted for a $3,208 increase and production variances accounted for a $488 decrease.

Accretion expense increased 45% due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 23% higher in 2009 due primarily to increases in professional fees and engineering services.

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

Liquidity and Capital Resources
Partnership distributions during the quarter ending March 31, 2009 were $90,000, of which $81,000 was distributed to the limited partners and $9,000 to the general partners.  Cumulative cash distributions of $10,201,074 have been made to the general and limited partners as of March 31, 2009.  As of March 31, 2009, $9,238,000 or $826.22 per limited partner unit has been distributed to the limited partners, representing 165% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of March 31, 2009, our internal control over financial reporting is effective based on those criteria.

PART II. - OTHER INFORMATION

Item 1.                    Legal Proceedings

None

Item 1A.                 Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the U.S. Securities and Exchange Commission on March 27, 2009 and available at www.sec.gov.  There have been no material changes to these risk factors since the filing of our Form 10-K.

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

Southwest Royalties Institutional Income Fund
X-B, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	May 15, 2009