Form 10-Q
period 2010-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-B LP
filed 2010-05-14
CIK 859911

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009, which are found in the Registrant's Form 10-K Report for 2009 filed with the Securities and Exchange Commission.  The December 31, 2009 balance sheet included herein has been taken from the Registrant's 2009 Form 10-K Report.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund X-B, L.P.
Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$67,355	$70,408
Receivable from Managing General Partner	90,387	142,150
New Mexico income tax deposits	78,629	69,965
Total current assets	236,371	282,523

Oil and gas properties - using the full-
cost method of accounting	3,989,067	3,989,207
Less accumulated depreciation,
depletion and amortization	3,735,288	3,730,485

Net oil and gas properties	253,779	258,722

	$490,150	$541,245

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$364,292	$360,540

Partners' equity (deficit):
General partners	(56,285)	(51,281)
Limited partners	182,143	231,986

Total partners' equity	125,858	180,705

	$490,150	$541,245

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues

Income from net profits interests	$184,119	$39,090
Interest	62	47
	184,181	39,137

Expenses

Depreciation, depletion and amortization	4,803	8,509
Accretion of asset retirement obligations	5,532	8,572
General and administrative	28,693	29,888
	39,028	46,969

Net income (loss)	$145,153	$(7,832)

Net income (loss) allocated to:

Managing General Partner	$13,496	$61

General partner	$1,500	$7

Limited partners	$130,157	$(7,900)

Per limited partner unit	$11.64	$(0.71)

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-B, L.P.
Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:

Cash received from net profits interests	$225,578	$70,210
Cash paid to suppliers	(28,693)	(29,888)
Interest received	62	47

Net cash provided by operating activities	196,947	40,369

Cash flows used in financing activities:

Distributions to partners	(200,000)	(90,000)

Net decrease in cash and cash equivalents	(3,053)	(49,631)

Beginning of period	70,408	75,536

End of period	$67,355	$25,905

Reconciliation of net income (loss) to net cash
provided by operating activities:

Net income (loss)	$145,153	$(7,832)

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:

Depreciation, depletion and amortization	4,803	8,509
Accretion of asset retirement obligations	5,532	8,572
Settlement of asset retirement obligations for
plugged and abandoned wells	(1,640)	(422)
Decrease in receivables and deposits	43,099	31,542

Net cash provided by operating activities	$196,947	$40,369

Noncash investing and financing activities:
Decrease in oil and gas properties –
Asset retirement obligations	$(140)	$-

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

2.             Summary of Significant Accounting Policies
The interim financial information as of March 31, 2010, and for the three months ended March 31, 2010, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in abandonment obligations for the three months ended March 31, 2010 and 2009 are as follows:

	2010	2009
Beginning of period	$360,540	$379,347
Revisions of previous estimates	(140)	-
Reduction of obligations for plugged and abandoned wells	(1,640)	(422)
Accretion expense	5,532	8,572
End of period	$364,292	$387,497

4.             Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of March 31, 2010.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of March 31, 2010, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of March 31, 2010, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	March 31,
	2010	2009
Oil production in barrels	3,694	4,157
Gas production in mcf	11,554	10,649
Total (BOE)	5,620	5,932
Average price per barrel of oil	$75.71	$35.50
Average price per mcf of gas	$6.59	$3.46
Partnership distributions	$200,000	$90,000
Limited partner distributions	$180,000	$81,000
Per unit distribution to limited partners	$16.10	$7.24
Number of limited partner units	11,181	11,181

Operating Results
The following discussion compares our results for the quarters ended March 31, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective quarterly period.

Revenues
Comparing 2010 to 2009, oil and gas sales increased $171,327, of which price variances accounted for a $184,633 increase and production variances accounted for a $13,306 decrease.

Production in 2010 (on a BOE basis) was 5% lower than 2009.  Our oil production was 11% lower in 2010 due primarily to the production decline on one property.  Our gas production was 8% higher in 2010 than 2009 due primarily to the gas pipeline for a field being out of service during part of 2009.

In 2010, our realized oil price was 113% higher than 2009, while our realized gas price was 90% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis increased from $24.50 per BOE in 2009 to $30.54 per BOE in 2010.  The increase in oil and gas production costs in 2010 was due primarily to an increase in subsurface repairs on a property.

Expenses
Depletion on a BOE basis decreased 40% in 2010.  Comparing 2010 to 2009, depletion expense decreased $3,706, of which rate variances accounted for a $3,258 decrease and production variances accounted for a $448 decrease.

Accretion expense decreased 35% due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 4% lower in 2010 compared to 2009.

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

Liquidity and Capital Resources
Partnership distributions during the quarter ending March 31, 2010 were $200,000, of which $180,000 was distributed to the limited partners and $20,000 to the general partners.  Cumulative cash distributions of $10,714,149 have been made to the general and limited partners as of March 31, 2010.  As of March 31, 2010, $9,698,525 or $867.41 per limited partner unit has been distributed to the limited partners, representing 173% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1.                    Legal Proceedings

None

Item 1A.                 Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission on March 31, 2010 and available at www.sec.gov.  There have been no material changes to these risk factors since the filing of our Form 10-K.

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

Southwest Royalties Institutional Income Fund
X-B, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	May 14, 2010