Form 10-Q
period 2010-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-B LP
filed 2010-08-13
CIK 859911

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009, which are found in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.  The December 31, 2009 balance sheet included herein has been taken from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund X-B, L.P.
Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$77,159	$70,408
Receivable from Managing General Partner	110,732	142,150
New Mexico income tax deposits	84,502	69,965
Total current assets	272,393	282,523

Oil and gas properties - using the full-
cost method of accounting	3,989,740	3,989,207
Less accumulated depreciation,
depletion and amortization	3,740,547	3,730,485

Net oil and gas properties	249,193	258,722

	$521,586	$541,245

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$368,980	$360,540

Partners' equity (deficit):
General partners	(53,755)	(51,281)
Limited partners	206,361	231,986

Total partners' equity	152,606	180,705

	$521,586	$541,245

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues

Income from net profits	$192,128	$151,470	$376,246	$190,561
Interest	52	19	114	66
	192,180	151,489	376,360	190,627

Expenses

Depreciation, depletion and amortization	5,259	5,977	10,062	14,486
Accretion expense	5,692	8,564	11,224	17,136
General and administrative	25,624	23,704	54,317	53,592
	36,575	38,245	75,603	85,214

Net income	$155,605	$113,244	$300,757	$105,413

Net income allocated to:

Managing General Partner	$14,478	$10,730	$27,974	$10,791

General Partner	$1,609	$1,192	$3,108	$1,199

Limited partners	$139,518	$101,322	$269,675	$93,423

Per limited partner unit	$12.48	$9.06	$24.12	$8.36

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-B, L.P.
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:

Cash received from income from net profits interests	$389,810	$169,149
Cash paid to suppliers	(54,317)	(53,592)
Interest received	114	66
Net cash provided by operating activities	335,607	115,623

Cash flows used in financing activities:

Distributions to partners	(328,856)	(168,075)

Net increase (decrease) in cash and cash equivalents	6,751	(52,452)

Beginning of period	70,408	75,536

End of period	$77,159	$23,084

Reconciliation of net income to net cash
provided by operating activities:

Net income	$300,757	$105,413

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation, depletion and amortization	10,062	14,486
Accretion expense	11,224	17,136
Settlement of asset retirement obligation for plugged
and abandoned wells	(3,317)	(12,355)
Decrease (increase) in receivables	16,881	(9,057)
Net cash provided by operating activities	$335,607	$115,623

Noncash investing and financing activities:

Increase (decrease) in oil and gas properties – Asset retirement obligation	$533	$(39,099)

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

2.	Summary of Significant Accounting Policies
The interim financial information as of June 30, 2010, and for the three and six months ended June 30, 2010, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in abandonment obligations for the six months ended June 30, 2010 and 2009 are as follows:

	2010	2009
Beginning of period	$360,540	$379,347
Reduction of obligations due to wells plugged and abandoned	(3,317)	(12,355)
Revisions of estimates	533	(39,099)
Accretion expense	11,224	17,136
End of period	$368,980	$345,029

4.	Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of June 30, 2010.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2010, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of June 30, 2010, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	June 30,
	2010	2009
Oil production in barrels	4,277	4,393
Gas production in mcf	12,990	11,785
Total (BOE)	6,442	6,357
Average price per barrel of oil	$74.10	$54.29
Average price per mcf of gas	$5.00	$3.63
Partnership distributions	$128,856	$78,075
Limited partner distributions	$115,300	$69,025
Per unit distribution to limited partners	$10.31	$6.17
Number of limited partner units	11,181	11,181

Operating Results
The following discussion compares our results for the quarters ended June 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective quarterly period.

Revenue
Comparing 2010 to 2009, oil and gas sales increased $100,625, of which price variances accounted for a $102,548 increase and production variances accounted for a $1,923 decrease.

Production in 2010 (on a BOE basis) was 1% higher than 2009.  Our oil production was 3% lower in 2010 than 2009.  Gas production was 10% higher in 2010 due primarily to an increase in production from three fields.

In 2010, our realized oil price was 36% higher than 2009, while our realized gas price was 38% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis increased from $20.42 per BOE in 2009 to $29.46 per BOE in 2010.  The increase in oil and gas production costs in 2010 was due primarily to the cost to plug and abandon an oil well and environmental expenses on an oil well.

Expenses
Depletion on a BOE basis decreased 13% in 2010.  Comparing 2010 to 2009, depletion expense decreased $718, of which rate variances accounted for a $798 decrease and production variances accounted for an $80 increase.

Accretion expense decreased 34% in 2010 due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 8% higher in 2010 than 2009.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2010	2009
Oil production in barrels	7,971	8,550
Gas production in mcf	24,544	22,434
Total (BOE)	12,062	12,289
Average price per barrel of oil	$74.85	$45.16
Average price per mcf of gas	$5.75	$3.55
Partnership distributions	$328,856	$168,075
Limited partner distributions	$295,300	$150,025
Per unit distribution to limited partners	$26.41	$13.42
Number of limited partner units	11,181	11,181

Operating Results
The following discussion compares our results for the six months ended June 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective six-month period.

Revenue
Comparing 2010 to 2009, oil and gas sales increased $271,952, of which price variances accounted for a $290,607 increase and production variances accounted for an $18,655 decrease.

Production in 2010 (on a BOE basis) was 2% lower than 2009.  Our oil production was 7% lower in 2010 than 2009.  Our gas production was 9% higher in 2010 than 2009.

In 2010, our realized oil price was 66% higher than 2009, while our realized gas price was 62% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis increased from $22.39 per BOE in 2009 to $29.97 per BOE in 2010.  The increase in oil and gas production costs in 2010 was due primarily the cost to plug and abandon two wells and environmental expenses on an oil well.

Expenses
Depletion on a BOE basis decreased 29% in 2010.  Comparing 2010 to 2009, depletion expense decreased $4,424, of which rate variances accounted for a $4,156 decrease and production variances accounted for a $268 decrease.

Accretion expense decreased 35% in 2010 due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 1% higher in 2010 than 2009.

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

Liquidity and Capital Resources
Partnership distributions during the six months ended June 30, 2010 were $328,856, of which $295,300 was distributed to the limited partners and $33,556 to the general partners.  Cumulative cash distributions of $10,843,005 have been made to the general and limited partners as of June 30, 2010.  As of June 30, 2010, $9,813,825 or $877.72 per limited partner unit has been distributed to the limited partners, representing 176% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Royalties Institutional Income Fund
X-B, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 13, 2010