Form 10-Q
period 2010-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND X-B LP
filed 2010-11-12
CIK 859911

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009, which are found in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.  The December 31, 2009 balance sheet included herein has been taken from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund X-B, L.P.
Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$124,903	$70,408
Receivable from Managing General Partner	101,525	142,150
New Mexico income tax deposits	50,255	69,965
Total current assets	276,683	282,523

Oil and gas properties - using the full-
cost method of accounting	3,989,808	3,989,207
Less accumulated depreciation,
depletion and amortization	3,745,250	3,730,485

Net oil and gas properties	244,558	258,722

	$521,241	$541,245

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$374,893	$360,540

Partners' equity (deficit):
General partners	(53,911)	(51,281)
Limited partners	200,259	231,986

Total partners' equity	146,348	180,705

	$521,241	$541,245

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues

Income from net profits	$177,549	$199,418	$553,796	$389,979
Interest	81	42	195	108
	177,630	199,460	553,991	390,087

Expenses

Depreciation, depletion and amortization	4,703	6,098	14,765	20,584
Accretion expense	5,845	7,556	17,069	24,692
General and administrative	23,341	26,058	77,658	79,649
	33,889	39,712	109,492	124,925

Net income	$143,741	$159,748	$444,499	$265,162

Net income allocated to:

Managing General Partner	$13,360	$14,926	$41,334	$25,717

General Partner	$1,484	$1,659	$4,592	$2,858

Limited partners	$128,897	$143,163	$398,573	$236,587

Per limited partner unit	$11.53	$12.80	$35.65	$21.16

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund X-B, L.P.
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:

Cash received from income from net profits interests	$610,814	$348,550
Cash paid to suppliers	(77,658)	(79,649)
Interest received	195	108
Net cash provided by operating activities	533,351	269,009

Cash flows used in financing activities:

Distributions to partners	(478,856)	(278,075)

Net increase (decrease) in cash and cash equivalents	54,495	(9,066)

Beginning of period	70,408	75,536

End of period	$124,903	$66,470

Reconciliation of net income to net cash
provided by operating activities:

Net income	$444,499	$265,162

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation, depletion and amortization	14,765	20,584
Accretion expense	17,069	24,692
Settlement of asset retirement obligation for plugged
and abandoned wells	(3,317)	(12,355)
Decrease (increase) in receivables	60,335	(29,074)
Net cash provided by operating activities	$533,351	$269,009

Noncash investing and financing activities:

Increase (decrease) in oil and gas
properties – Asset retirement obligations	$601	$(39,099)

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

2.	Summary of Significant Accounting Policies
The interim financial information as of September 30, 2010, and for the three and nine months ended September 30, 2010, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in abandonment obligations for the nine months ended September 30, 2010 and 2009 are as follows:

	2010	2009
Beginning of period	$360,540	$379,347
Settlement of obligations for plugged and abandoned wells	(3,317)	(12,355)
Reduction of obligations due to farm-out	(222)	-
Additional abandonment obligations from new wells	290	-
Revisions of estimates	533	(39,099)
Accretion expense	17,069	24,692
End of period	$374,893	$352,585

4.	Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of September 30, 2010.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2010, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of September 30, 2010, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	September 30,
	2010	2009
Oil production in barrels	3,699	4,438
Gas production in mcf	11,380	12,697
Total (BOE)	5,596	6,554
Average price per barrel of oil	$72.99	$64.01
Average price per mcf of gas	$5.05	$4.37
Partnership distributions	$150,000	$110,000
Limited partner distributions	$135,000	$99,000
Per unit distribution to limited partners	$12.07	$8.85
Number of limited partner units	11,181	11,181

Operating Results
The following discussion compares our results for the quarters ended September 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective quarterly period.

Revenue
Comparing 2010 to 2009, oil and gas sales decreased $12,028, of which price variances accounted for a $41,028 increase and production variances accounted for a $53,056 decrease.

Production in 2010 (on a BOE basis) was 15% lower than 2009.  Our oil production was 17% lower in 2010 than 2009 due primarily to the production decline in one field.  Our gas production was 10% lower in 2010 than 2009 due primarily to the production decline on one well.

In 2010, our realized oil price was 14% higher than 2009, while our realized gas price was 16% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis increased from $21.38 per BOE in 2009 to $26.80 per BOE in 2010.  The increase in oil and gas production costs in 2010 was due primarily to subsurface repairs on an oil well.

Expenses
Depletion on a BOE basis decreased 10% in 2010.  Comparing 2010 to 2009, depletion expense decreased $1,395, of which rate variances accounted for a $503 decrease and production variances accounted for an $892 decrease.

Accretion expense decreased 23% in 2010 due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 10% lower in 2010 than 2009 due primarily to lower professional fees.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2010	2009
Oil production in barrels	11,670	12,988
Gas production in mcf	35,924	35,131
Total (BOE)	17,657	18,843
Average price per barrel of oil	$74.26	$51.60
Average price per mcf of gas	$5.53	$3.85
Partnership distributions	$478,856	$278,075
Limited partner distributions	$430,300	$249,025
Per unit distribution to limited partners	$38.48	$22.27
Number of limited partner units	11,181	11,181

Operating Results
The following discussion compares our results for the nine months ended September 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective nine month period.

Revenue
Comparing 2010 to 2009, oil and gas sales increased $259,924, of which price variances accounted for a $324,882 increase and production variances accounted for a $64,958 decrease.

Production in 2010 (on a BOE basis) was 6% lower than 2009.  Our oil production was 10% lower in 2010 than 2009 due primarily to the production decline on one well.  Our gas production was 2% higher in 2010 than 2009.

In 2010, our realized oil price was 44% higher than 2009, while our realized gas price was 44% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis increased from $22.04 per BOE in 2009 to $28.96 per BOE in 2010.  The increase in oil and gas production costs in 2010 was due primarily to the cost to plug and abandon two wells.

Expenses
Depletion on a BOE basis decreased 23% in 2010.  Comparing 2010 to 2009, depletion expense decreased $5,819, of which rate variances accounted for a $4,524 decrease and production variances accounted for a $1,295 decrease.

Accretion expense decreased 31% in 2010 due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 2% lower in 2010 than 2009.

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

Liquidity and Capital Resources
Partnership distributions during the nine months ended September 30, 2010 were $478,856, of which $430,300 was distributed to the limited partners and $48,556 to the general partners.  Cumulative cash distributions of $10,993,005 have been made to the general and limited partners as of September 30, 2010.  As of September 30, 2010, $9,948,825 or $889.80 per limited partner unit has been distributed to the limited partners, representing 178% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Royalties Institutional Income Fund
X-B, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 12, 2010